Form 10-K
period 1993-12-31
OHIO BELL TELEPHONE CO
filed 1994-03-30
CIK 73945

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                For the fiscal year ended December 31, 1993

                                     or

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-6781


                       THE OHIO BELL TELEPHONE COMPANY
            An Ohio Corporation                I.R.S. Employer
                                               No. 34-0436390

                 45 Erieview Plaza, Cleveland, Ohio 44114
                      Telephone Number 216-822-9700



Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act: None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

                                  SCHEDULE A





          Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange
    Title of each class                                  on which registered

Forty Year 7.5% Debentures, due October 1, 2011       New York Stock Exchange

Forty Year 7.875% Debentures, due October 1, 2013     New York Stock Exchange

                              TABLE OF CONTENTS

                                   PART I

Item                                                                      Page

  1.   Business.........................................................    4

  2.   Properties.......................................................   12

  3.   Legal Proceedings................................................   12

  4.   Submission of Matters to a Vote of Security Holders
       (Omitted pursuant to General Instruction J(2))


                                  PART II


  5.   Market for Registrant's Common Equity and
         Related Stockholder Matters (Inapplicable)

  6.   Selected Financial and Operating Data............................   13

  7.   Management's Discussion and Analysis of Results of
         Operations (Abbreviated pursuant to General Instruction J(2))..   14

  8.   Financial Statements and Supplementary Data......................   20

  9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure..............................   37


                                 PART III


 10.   Directors and Executive Officers of Registrant
         (Omitted pursuant to General Instruction J(2))

 11. Executive Compensation (Omitted pursuant to General Instruction J(2))

 12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J(2))

 13.   Certain Relationships and Related Transactions
         (Omitted pursuant to General Instruction J(2))


                                  PART IV


 14.   Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K....................................................   38

                                 PART I


Item 1. Business

General

    The Ohio Bell Telephone Company (the "Company") is a close corporation incorporated under the laws of the State of Ohio and has its principal executive offices at 45 Erieview Plaza, Cleveland, Ohio 44114 (telephone number 216-822-9700). The Company is a wholly owned subsidiary of Ameritech Corporation ("Ameritech"), a Delaware corporation. Ameritech is the parent of the Company, Illinois Bell Telephone Company, Indiana Bell Telephone Company, Incorporated, Michigan Bell Telephone Company and Wisconsin Bell, Inc. (the "landline telephone companies"), as well as several other communications businesses, and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000).

    In 1993, Ameritech restructured its landline telephone companies and two other related businesses into a structure of customer-specific business units supported by a single, regionally coordinated network unit. The five Bell companies continue to function as legal entities, owning Bell company assets in each state and continue to be regulated by the individual state public utility commissions. Products and services are now marketed under a single common brand identity, "Ameritech," rather than using the "Bell" name. In November 1993, the Company registered two trade names with the Ohio Secretary of State, "Ameritech" and "Ameritech Ohio."

    The Company is engaged in the business of furnishing a wide variety of advanced telecommunications services in Ohio, including local exchange and toll service and network access services. In accordance with the Consent Decree and resulting Plan of Reorganization ("Plan") described below, the Company provides two basic types of telecommunications services within specified geographical areas termed Local Access and Transport Areas ("LATAs"), which are generally centered on a city or other identifiable community of interest. The first of these services is the transporting of telecommunications traffic between telephones and other equipment on customers' premises located within the same LATA ("intraLATA service"), which can include toll service as well as local service. The second service is providing exchange access service, which links a customer's telephone or other equipment to the network of transmission facilities of interexchange carriers which provide telecommunications service between LATAs ("interLATA service").

    About three-fifths of the population and one-quarter of the area of Ohio is served by the Company. The remainder of the State is served by other local telecommunications companies. On December 31, 1993, the Company had approximately 3,481,000 customer lines in service. About four-fifths of the Company's customer lines in service are in or adjacent to six cities having populations in excess of 95,000, including the metropolitan area of Cleveland, where about 30% of the Company's customer lines are located. Other communications services offered by the Company include data transmission, transmission of radio and television programs and private line voice and data services.

    The following table sets forth for the Company the number of customer lines in service at the end of each year.
                                                   Thousands
                                     1993   1992    1991    1990   1989
    Customer Lines in Service.....  3,481  3,380   3,314   3,268  3,214

    The Company has an agreement with Ameritech Publishing, Inc. ("Ameritech Publishing"), an Ameritech business unit doing business as "Ameritech Advertising Services," under which Ameritech Publishing publishes and distributes classified directories under a license from the Company and provides services to the Company relating to both classified and alphabetical directories. Ameritech Publishing pays license fees to the Company under the agreement.

    Ameritech Services, Inc. ("ASI") is a company jointly owned by the Company and the other Ameritech landline telephone companies. ASI provides to those companies human resources, technical, marketing, regulatory planning and real estate asset management services, purchasing and material management support, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the landline telephone companies and integrated communications and information systems for all the business units.

    Ameritech Information Systems, Inc., a subsidiary of Ameritech, sells, installs and maintains business customer premises equipment and sells network and central office-based services provided by the Company and the other four landline telephone companies. It also provides expanded marketing, product support and technical design resources to large business customers in the Ameritech region.

    In 1993, about 91% of the total operating revenues of the Company were from telecommunications services and the remainder principally from billing and collection services, rents, directory advertising and miscellaneous nonregulated operations. About 75% of the revenues from telecommunications services were attributable to intrastate operations.

Capital Expenditures

    Capital expenditures represent the single largest use of Company funds. The Company has been making and expects to continue to make large capital expenditures to meet the demand for telecommunications services and to further improve such services. The total investment in telecommunications plant increased from about $4,727,000,000 at December 31, 1988, to about $5,602,000,000 at December 31, 1993, after giving effect to retirements but before deducting accumulated depreciation at either date. Capital expenditures of the Company since January 1, 1989 were approximately as follows:

  1989.................$361,000,000     1992...............$356,000,000
  1990..................381,000,000     1993...............$327,000,000
  1991..................282,000,000

    Expanding on the aggressive deployment plan it began in 1992, in January 1994, Ameritech unveiled a multi-billion dollar plan for a digital network to deliver video services. Ameritech is launching a digital video network upgrade that by the end of the decade will enable six million customers in its region to access interactive information and entertainment services, as well as traditional cable TV services, from their homes, schools, offices, libraries and hospitals. The Company, for its part in the network upgrade has made an initial filing with the FCC seeking approval of the program. The filing reflects capital expenditures of approximately $83,000,000 over the next three years. The video network concept, along with other competitive concerns, is discussed on Page 10.

    The Company may also, depending on market demand, make additional capital expenditures under the digital video network upgrade program. The Company anticipates that its capital expenditures for the program will be funded without increasing its recent historical level of capital expenditures. Capital expenditures are expected to be about $261,000,000 in 1994. This amount excludes any capital expenditures that may occur in 1994 related to the above described video network upgrade program.

Consent Decree and Line of Business Restrictions

    On August 24, 1982, the United States District Court for the District of Columbia ("Court") approved and entered a consent decree entitled "Modification of Final Judgment" ("Consent Decree"), which arose out of antitrust litigation brought by the Department of Justice ("DOJ"), and which required American Telephone and Telegraph Company ("AT&T") to divest itself of ownership of those portions of its wholly owned Bell operating communications company subsidiaries ("Bell Companies") that related to exchange telecommunications, exchange access and printed directory advertising, as well as AT&T's cellular mobile communications business. On August 5, 1983, the Court approved a Plan of Reorganization ("Plan") outlining the method by which AT&T would comply with the Consent Decree. Pursuant to the Consent Decree and the Plan, effective January 1, 1984, AT&T divested itself of, by transferring to Ameritech, one of the seven regional holding companies ("RHCs") resulting from divestiture, its ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech landline telephone companies, as well as its regional cellular mobile communications business.

    The Consent Decree, as originally approved by the Court in 1982, provided that the Company (as well as the other Bell Companies) could not, directly or through an affiliated enterprise, provide interLATA telecommunications services or information services, manufacture or provide telecommunications products or provide any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the Company and the other Bell Companies to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

    The Consent Decree provided that the Court could grant a waiver to a Bell Company or its affiliates upon a showing to the Court that there is no substantial possibility that the Bell Company could use its monopoly power to impede competition in the market it seeks to enter. The Court has, from time to time, granted waivers to the Company and other Bell Companies to engage in various activities.

    The Court's order approving the Consent Decree provided for periodic reviews of the restrictions imposed by it. Following the first triennial review, in decisions handed down in September 1987 and March 1988, the Court continued the prohibitions against Bell Company manufacturing of telecommunications products and provision of interLATA services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses.

    In April 1990, a Federal appeals court affirmed the Court's decision continuing the restriction on Bell Company entry into interLATA services and the manufacture of telecommunications equipment, but directed the Court to review its ruling that restricted RHC involvement in the information services business and to determine whether removal of the information services restriction would be in the public interest. In July 1991, the Court lifted the information services ban but stayed the effect of the decision pending outcome of the appeals process. Soon after the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the Bell Companies to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

    Members of Congress and the White House are intensifying efforts to enact legislative reform of telecommunications policy in order to stimulate the development of a modern national information infrastructure to bring the benefits of advanced communications and information services to the American people.

Intrastate Rates and Regulation

    The Company, in providing telecommunications services, is subject to regulation by The Public Utilities Commission of Ohio (the "PUCO") with respect to intrastate rates and services, depreciation rates (for intrastate services), issuance of securities and other matters.

    Compensation required in connection with origination and termination of intrastate telecommunications by interexchange carriers is subject to the jurisdiction of the PUCO. The Company currently provides access service to interexchange carriers authorized by the PUCO to provide service within and between the Company's LATAs pursuant to tariffs which generally parallel the interstate access tariffs; however, the PUCO has not implemented intrastate subscriber line charges.

    Compensation between the Company and independent telephone companies for jointly provided telecommunications within the Company's LATAs is also subject to the jurisdiction of the PUCO. Such compensation is covered by contractual arrangements generally based on access charge levels.

    A prior pooling arrangement set up by the PUCO was terminated in 1987 and the current rate structures and contracts referenced above were put into effect in 1987 and 1988. In 1989, the PUCO provided instructions for final distribution of remaining pool funds. Final distribution of the pool funds has not yet been ordered.

    A complaint brought against the Company by Allnet Communications Services, Inc. relating to access charges was dismissed by the PUCO and is currently pending at the Ohio Supreme Court. Allnet claims that the Company's access charges are too high and that the Company is discriminating in favor of itself by failing to provide intraLATA presubscription, also known as Dial One Plus.

    In late 1992 and early 1993, the PUCO gave the Company approval to offer certain Integrated Services Digital Network ("ISDN") based services pursuant to tariff. ISDN is a network technology that allows simultaneous transmission of voice, data and video signals over one access line.

    On February 16, 1993, the PUCO issued an order setting forth its collocation policy for intrastate services as provided in a September 1992 Report and Order of the Federal Communications Commission ("FCC") on expanded interconnection (See "Competition"). The PUCO determined that in Ohio large telecommunications companies, including the Company, would be permitted to negotiate collocation arrangements based on the unique circumstances of each request, rather than follow the FCC's physical collocation requirement. These arrangements must be submitted to the PUCO for approval. One party sought rehearing of the PUCO order, which was denied in April 1993.

    On June 30, 1993, the Company filed with the PUCO its application for alternative regulation, called Advantage Ohio, under rules adopted by the PUCO in January 1993. The application includes, among other things, the replacement of rate of return regulation with a price cap mechanism. Under the price cap mechanism, future rate changes would be subject to a formula based on inflation, the Company's historic productivity, and service quality. The application also proposes to cap basic business and residential rates for three years. A significant commitment to invest in the communications infrastructure is also proposed.

    In March 1994, the Staff of the PUCO issued a Report of Investigation of the Company's application. The Company will file objections and rebuttal testimony to the Staff Report prior to hearings on the Company's application which are expected to take place beginning in May 1994. See Item 7, Management's Discussion and Analysis of Results of Operations, for further description.

    On April 6, 1993, the Office of Consumers' Counsel (the "OCC") filed a complaint against the Company with the PUCO alleging that the Company is earning in excess of the return established in its last rate case and that the Company's return should be reduced. The PUCO denied the Company's motion to dismiss and ordered that the case should proceed to hearing. The PUCO consolidated the complaint case with the Company's alternative regulation case, Advantage Ohio, for hearing. Hearings on the complaint case are expected to begin in May 1994. See Item 7, Managements Discussion and Analysis of Results of Operations, for further description.

    In an order issued in September 1993, the PUCO authorized the Company to institute new toll rate schedules which reflect rates lower for communications traffic within the Company's serving areas than for communications traffic between the Company's and independent local exchange companies' serving areas.

FCC Regulatory Jurisdiction

    The Company is also subject to the jurisdiction of the FCC with respect to intraLATA interstate services, interstate access services and other matters. The FCC prescribes for communications companies a uniform system of accounts apportioning costs between regulated and nonregulated services, depreciation rates (for interstate services) and the principles and standard procedures ("separations procedures") used to separate property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to services under the jurisdiction of the respective state regulatory authorities.

    The Company's interstate services regulated by the FCC are covered by a price cap plan. The plan creates incentives to improve productivity over benchmark levels in order to retain higher earnings. Price cap regulation sets maximum limits on the prices that may be charged for telecommunications services but also provides for a sharing of productivity gains. Earnings in excess of 12.25% will result in prospective reduction to the price ceilings on interstate services.

    In January 1994, the FCC began a scheduled fourth-year comprehensive review of price cap regulation.

Interstate Access Charges

    The Ameritech landline telephone companies provide access services for the origination and termination of interstate telecommunications. The access charges are of three types: common line, switched access and trunking.

    The common line portion of interstate revenue requirements are recovered through monthly subscriber line charges and per minute carrier common line charges. The carrier common line rates include recovery of transitional and long-term support payments for distribution to other local exchange carriers. Transitional support payments were made over a four-year period which ended on April 1, 1993. Long-term support payments will continue indefinitely.

    Effective January 1, 1994, rates for local transport services were restructured and a new "trunking" service category created. Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a local exchange carrier's serving wire center and a Company end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and a Company end office where multiplexing occurs. High volume customers generally use the flat-rated dedicated facilities associated with special access, while usage sensitive rates apply for lower-volume customers that utilize a common switching center.

    Local transport rate elements for switched services assess a flat monthly rate and a mileage sensitive rate for the physical facility between the customer's point of termination and the end office, a usage sensitive and mileage sensitive rate assessed for the facilities between the end office through the access tandem to the customer's serving wire center, and a minute of use charge assessed to all local transport. The flat rate transport rates and structure generally mirror special access rate elements. Customers can order direct transport between the serving wire center or end office and the access tandem and tandem switched transport between the access tandem and the end office.

    Special access charges are monthly charges assessed to customers for access to interstate private line service. Charges are paid for local distribution channels, interoffice mileage and optional features and functions.


Competition

    Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products and the number of companies offering such services. Market convergence, already a reality, is expected to intensify.

    The FCC has taken a series of steps that are expanding opportunities for companies to compete with local exchange carriers in providing services that fall under the FCC's jurisdiction. In September 1992, the FCC mandated that local exchange carriers provide network access for special transmission paths to competitive access providers, interexchange carriers and end users. In February 1993, Ameritech filed a tariff with the FCC, which was effective in May, making possible this type of interconnection. In August 1993, the FCC issued an order that permits competitors to interconnect to local telephone company switches. Under the new rules, certain telephone companies must allow all interested parties to terminate their switched access transmission facilities at telephone company central offices, wire centers, tandem switches and certain remote nodes. Ameritech filed a tariff in November 1993 to effect that change in February 1994.

    Ameritech is seeking opportunities to compete on an equal footing. Although the Company is barred from providing interLATA and nationwide cable services, our competitors are not. Cellular telephone and other wireless technologies are poised to bypass Ameritech's local access network. Cable providers, who currently serve more than eighty percent of American homes, could provide telephone service and have expressed their desire to do so. Certain interexchange carriers and competitive access providers have demonstrated interest in providing local exchange service. Ameritech's plan is to facilitate competition in the local exchange business in order to compete in the total communications marketplace.

Customers First:  Ameritech's Advanced Universal Access Plan

    In 1993, Ameritech embarked on a long-range restructuring with the intent of dramatically changing the way it serves its customers, and in the process altered its corporate framework, expanding the nature and scope of its services and supporting the development of a fully competitive marketplace.
In March, Ameritech filed a plan with the FCC to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services
- - voice, data and video information.


    Ameritech proposes to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale, in exchange for the freedom to compete in both its existing and currently prohibited businesses. Ameritech has requested regulatory reforms to match the competitive environment as well as support of its efforts to remove restraints, such as the interLATA service restriction, which currently restrict its participation in the full telecommunications marketplace. In addition, Ameritech asks for more flexibility in pricing new and competitive services and replacement of caps on earnings with price regulation. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for interexchange service.

    To demonstrate conclusively the substantial customer and economic benefits of full competition, in December 1993, Ameritech proposed a trial of its plan, beginning in 1995. Ameritech has petitioned the DOJ to recommend Federal District Court approval of a waiver of the long-distance restriction of the Consent Decree so that Ameritech can offer interexchange service. At the same time, Ameritech would facilitate the development of local communications markets by unbundling the local network and integrating competitors' switches. The trial would begin in Illinois in the first quarter of 1995 and would last indefinitely. Other states could be added over time. If the trial is approved by the DOJ, the request must be acted on by the Court which retains jurisdiction over administering the terms of the Consent Decree. In February 1994, Ameritech filed tariffs with the Illinois Commerce Commission that propose specific rates and procedures to open the local network in that state. Approval could take up to 11 months.

    Ameritech has received broad support for the plan from Midwest elected officials, national and Midwest business leaders, and education, health industry, economic development and consumer leaders. The national and local offices of the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) also support the plan.

Ameritech's Video Network Concept

    In January 1994, Ameritech filed plans with the FCC to construct a digital video network upgrade that will enable it to reach six million customers by the end of the decade. Ameritech expects to spend $4.4 billion to upgrade its network to provide video services, part of a total of approximately $29 billion Ameritech estimates it will spend on network improvements over the next fifteen years. Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences. Pending FCC approval of Ameritech's plan and clearing of other regulatory hurdles, the construction of the first phase of the network could begin as soon as the fourth quarter of 1994. The new network, which will be separate from Ameritech's core local communications network, is planned to be expanded to approximately 1 million additional Midwest customers in each of the next five years.

    Ameritech will be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, interexchange carriers and video telephony customers will also have access to the technology.

    With the new system, customers will have access to a virtually unlimited variety of programming sources. These will include basic broadcast services, similar to today's cable service, and advanced interactive services such as video on demand, home health care, interactive educational software, distance learning, interactive games and shopping, and a variety of other entertainment and information services that can be accessed from homes, offices, schools, hospitals, libraries and other public and private institutions.

Cable/Telco Crossownership Ban

    In November 1993, Ameritech filed motions in two federal courts seeking freedom from the ban on providing video services in its own service area. Ameritech asked U.S. District Courts in Illinois and Michigan to declare unconstitutional the provisions of the Cable Act of 1984 that bar the RHCs from providing cable TV service in areas where they hold monopolies on local phone service. In August 1993, a U.S. District Court in Washington, D.C. granted a request by Bell Atlantic Corporation for such an order, but that court denied similar requests by Ameritech and the other RHCs.

    Legislation has been introduced in Congress that would repeal the crossownership ban.

    For further discussion see Item 7, Management's Discussion and Analysis of Results of Operations "Regulatory Environment."

Employee Relations

    As of December 31, 1993, the Company employed 10,023 persons, a decrease from 11,074 at December 31, 1992. During 1993, approximately 435 management employees left the payroll as a result of voluntary and involuntary work force programs, and 427 nonmanagement employees left the payroll under a Supplemental Income Protection Program (SIPP) established under labor agreements to voluntarily exit the work force. Additional restructuring was done by normal attrition.

    On March 25, 1994, Ameritech announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,500 at the Company. Under terms of agreements between Ameritech, the CWA and the IBEW, Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995.

    The reduction of the work force results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

    Approximately 86% of the Company's employees are represented by the CWA which is affiliated with the AFL-CIO.

    In July and August 1993, the Ameritech landline telephone companies and Ameritech Services reached agreement with the two unions on a work force transition plan for assigning union-represented employees to the newly established business units. The separate agreements with the CWA and the IBEW extend existing union contracts with the landline telephone companies and Ameritech Services to the new units. The pacts address a number of force assignment, employment security and union representation issues. In 1995, when union contracts are due to expire, the parties will negotiate regional contracts.

Item 2. Properties.

    The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1993, central office equipment represented 39% of the Company's investment in telecommunications plant in service; land and buildings (occupied principally by central offices) represented 10%; and connecting lines which constitute outside plant, the majority of which are on or under public roads, highways or streets and the remainder of which are on or under private property, represented 41%.

    Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Company situated on land which it owns in fee. Many garages, administrative offices, business offices and some installations of central office equipment are in rented quarters.

Item 3. Legal Proceedings.

Pre-divestiture Contingent Liabilities Agreement

    The Plan provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after divestiture.
These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

    With respect to such liabilities, AT&T and the Bell Companies, including the Company, will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

    Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management any monetary liability or financial impact to which the Company would be subject after final adjudication or settlement of all such liabilities would not be material in amount to the financial position of the Company.

                                      12

                                      PART II
Item 6.  Selected Financial and Operating Data
                            THE OHIO BELL TELEPHONE COMPANY
                                 (Dollars in Millions)
                                   1993        1992       1991        1990       1989
  Revenues
  Local service . . . . . . . . $ 1,144.7   $ 1,121.9   $ 1,102.7  $ 1,084.6  $ 1,063.2
  Interstate network access . .     434.4       427.9       420.6      402.7      401.9
  Intrastate network access . .     144.3       139.9       124.3      132.0      133.0
  Long distance . . . . . . . .     186.8       169.8       209.7      217.0      217.1
  Other . . . . . . . . . . . .     190.1       181.9       156.8      175.4      176.2
     Total revenues . . . . . .   2,100.3     2,041.4     2,014.1    2,011.7    1,991.4
Operating expenses. . . . . . .   1,655.4     1,610.0     1,621.9    1,617.8    1,571.0
Operating income  . . . . . . .     444.9       431.4       392.2      393.9      420.4
Interest expense  . . . . . . .      62.2        66.1        80.6       76.3       70.1
Other expense (income), net . .      (2.0)        (.6)      (13.3)     (13.2)       4.7
Income taxes  . . . . . . . . .     104.3       101.1        87.0       86.1       94.4
Income before cumulative
  effect of change in
  accounting principles . . . .     280.4       264.8       237.9      244.7      251.2
Cumulative effect of change in
 accounting principles. . . . .        -       (347.3)         -          -          -
Net income (loss) . . . . . . . $   280.4   $   (82.5)  $   237.9  $   244.7  $   251.2
Total assets  . . . . . . . . . $ 3,793.0   $ 3,854.9   $ 3,832.9  $ 3,864.5  $ 3,710.7
Telecommunications plant-net. . $ 3,191.5   $ 3,246.2   $ 3,210.1  $ 3,296.8  $ 3,279.0
Capital expenditures. . . . . . $   327.1   $   355.6   $   282.0  $   381.3  $   360.8
Long-term debt  . . . . . . . . $   837.1   $   713.7   $   863.1  $   863.5  $   865.4
Debt ratio  . . . . . . . . . .      41.5%       42.7%       37.2%      37.0%      36.4%
Return to average equity. . . .      22.3%       (6.7)%      15.1%      15.6%      16.3%
Return on average total capital      14.9%        (.8)%      11.9%      12.2%      12.5%
Pretax interest coverage1 . . .      7.36        6.56        5.55       5.71
6.02
Customer lines - at end of year
  (000's) . . . . . . . . . . .     3,481       3,380       3,314      3,268      3,214
%Customer lines served by digital
 electronic offices . . . . . .      69.4        55.2        46.3       42.7       38.4
%Customer lines served by analog
 electronic offices . . . . . .      30.6        44.8        53.7       57.3       60.1
Employees - at end of year (000's)   10.0        11.1        12.0       12.9       13.2
Customer lines per employee . .       348         305         276        253        243
Local calls per year (millions)    12,307      12,097      11,952     11,459     11,170
Calls per customer line . . . .     3,535       3,579       3,607      3,506      3,475


1 Before cumulative effect of change in accounting principles.

Item 7.  Management's Discussion and Analysis of Results of Operations

                            (Dollars in Millions)




The following is a discussion and analysis of the results of operations of the Company for the year ended December 31, 1993, compared to the year ended December 31, 1992, which is based on the Statements of Income and Reinvested Earnings on page 21. The Company has changed the presentation of its operating expenses in the Statements of Income and Reinvested Earnings to facilitate a better understanding of its operating results. Prior year amounts have been reclassified to conform with this presentation. Other pertinent data are also given in the Selected Financial and Operating Data on page 13.

Revenues

Total revenues were $2,100.3 in 1993 and $2,041.4 in 1992 reflecting an increase of $58.9. The increase was due primarily to higher local service revenues and higher long distance revenues, lower payments to an interstate pool and higher network access volumes. Lower interstate rates partially offset the above increases.

                                                     Increase
                                1993       1992     (Decrease)  %Change
Local service . . . . .      $1,144.7    $1,121.9     $22.8       2.0

The $22.8 increase in local service revenues was due mainly to growth in access lines and increased usage of custom calling services. Higher message volumes and increases in nonrecurring charge revenues and public telephone revenues also contributed to the increase.

                                                     Increase
                                1993       1992     (Decrease)  %Change
Network access
  Interstate access . .       $434.4      $427.9      $ 6.5       1.5
  Intrastate access . .       $144.3      $139.9      $ 4.4       3.1

Network access revenues from interstate services increased $6.5 due principally to lower payments to an interstate pool and higher volumes. A reclassification to intrastate access revenues in 1992 related to interexchange carrier claims also contributed to the increase. Lower interstate access rates partially offset these increases.

Interstate access revenues increased due to higher volumes and a change in the method of recording transactions between the Company and independent telephone companies for jointly provided telecommunications. A positive revenue reclassification adjustment in 1992 related to the settlement of a billing claim and lower intrastate rates partially offset the above increases.

                                                     Increase
                                1993        1992    (Decrease)  %Change
Long distance . . . . .        $186.8      $169.8     $ 17.0      10.0

Higher revenue from the previously noted change in the method of recording transactions between the Company and independent telephone companies was the major contributor to the increase in long distance revenues.

                            (Dollars in Millions)




                                                     Increase
                               1993         1992    (Decrease)  %Change
Other . . . . . . . . .       $190.1       $181.9      $ 8.2       4.5

Other includes revenues from directories, billing and collection services and inside wire maintenance and installation and is net of the Company's provision for uncollectible revenues. The increase was due mainly to increased revenues from inside wire maintenance and installation services and billing and collection services.

Operating Expenses

Total operating expenses were $1,655.4 in 1993 and $1,610.0 in 1992. The $45.4 increase was due primarily to higher depreciation expense and higher contracted services. Lower salary and wage payments in 1993 resulting from a lower employee level and lower interest expense partially offset the above increases.

                                                     Increase
Employee related               1993         1992    (Decrease)   %Change
 expenses . . . . . . .       $479.8       $543.9     $(64.1)    (11.8)

The decrease in employee related expenses was due primarily to lower salaries, wages, payroll taxes, and benefits expense as a result of lower employee levels. A lower level of incentives and adjustments in postretirement benefit expense also contributed to the decrease. These decreases were partially offset by salary and wage rate increases and lower pension credits.

At December 31, 1993, the Company had 10,023 employees compared to 11,074 at December 31, 1992. The net decrease of 1,051 included 435 management employees leaving through voluntary and involuntary work force programs and 427 nonmanagement employees leaving through a voluntary force reduction program. The remainder of the reduction was due to attrition.

                                                     Increase
Other operating                 1993       1992     (Decrease)  %Change
 expenses . . . . . . .        $567.0     $500.2      $ 66.8      13.4

The increase in other operating expenses was due principally to increased advertising expenses, higher right-to-use fees, higher access expenses and costs and expenses for contracted services. The increase in contracted services includes higher charges from ASI for services provided and the transfer of certain work functions to ASI in 1992. The higher access expense reflects the change in the method of recording transactions between the Company and independent telephone companies previously noted. The higher level of access expense resulting from the change was offset by higher intrastate access and long distance revenues.

                            (Dollars in Millions)




                                                     Increase
Depreciation and               1993        1992     (Decrease)  %Change
 amortization . . . . .       $387.8      $346.1     $ 41.7      12.0

Depreciation expense increased due principally to the FCC authorized revised depreciation rates effective January 1, 1993. Higher plant investment also contributed to the increase. These increases were partially offset by the completion of the reserve imbalance amortization in 1992.

                                                     Increase
                               1993         1992    (Decrease)   %Change
Taxes other than
 income taxes . . . . .       $220.8       $219.8      $1.0         .5

Taxes other than income taxes increased due to higher sales taxes and property taxes. The property tax increase reflects an increase in the taxable plant base and higher property tax rates. Lower gross receipts taxes due to a tax credit for providing Ohio telecommunications relay service to persons with communications disabilities partially offset these increases.

Other Income and Expenses

                                                     Increase
                               1993         1992    (Decrease)   %Change
Interest expense. . . .       $62.2        $66.1      $(3.9)       (5.9)

Interest expense decreased due to lower average interest rates in 1993 on outstanding debt. Early redemptions of long-term debt were funded with lower cost short-term debt and the issuance of long-term debt at lower interest rates.

                                                     Increase
                                1993       1992     (Decrease)  %Change
Other expense
 (income)-net . . . . .        $(2.0)     $(  .6)     $  1.4        -

Other income increased due principally to higher affiliate equity income net of affiliated charges in 1992 associated with the change in accounting principles. Lower costs and expenses in 1993 related to the early redemptions of the Company's debentures also contributed to the net increase.

                                                     Increase
                                1993       1992     (Decrease)  %Change
Income taxes. . . . . .       $104.3      $101.1     $  3.2       3.2

Federal income taxes on income prior to the change in accounting principles increased $3.2 due principally to increased taxable income.

                            (Dollars in Millions)


Change in Accounting Principles

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The new accounting method is essentially a refinement of the method the Company had been following and, accordingly, did not have a material impact on the Company's financial statements upon adoption.

As more fully discussed in Note (C) to the financial statements, effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS No. 106) and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). The cumulative effect of these accounting changes was recognized in the first quarter of 1992 as a change in accounting principles of $347.3, net of a deferred income tax benefit of $172.1.

Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.

Regulatory Environment

Customer demand, technology and the preferences of policy makers are all converging to increase competition in the local exchange business. The effects of increasing competition are apparent in the marketplace the Company serves. For example, competitive access provider(s) have requested regulatory authority to provide intrastate private line services in Ohio. The PUCO has recently stated that it has the authority to authorize other companies to provide local exchange services within the Company's serving areas. Additionally, increasing volumes of intraLATA long distance services purchased by large and medium sized business customers are sold by carriers other than the Company.

Recognizing the trend, the Company's regulatory/public policy activities are focused on achieving a framework that allows for expanding competition while providing a fair opportunity for all carriers, including the Company, to succeed. The cornerstone of this effort is Ameritech's "Customers First Plan," filed with the FCC on March 1, 1993, and the Company's Advantage Ohio plan filed June 30, 1993. In a subsequent filing with the U.S. Department of Justice, Ameritech proposed that the Customers First Plan be implemented on a trial basis beginning in January 1995 in Illinois and other states thereafter.

                            (Dollars in Millions)


The Customers First Plan proposes to open all of the local telephone business in the Company's service area to competition. In exchange, Ameritech has requested three regulatory changes. First, Ameritech has requested relief from the Consent Decree's interLATA ban. Such relief would mean that the Company would be allowed to offer all long distance services. Second, Ameritech has requested a number of modifications in the FCC's price cap rules. These modifications would apply only to Ameritech, including the Company, and would eliminate any obligation to refund, in the form of its share of future rate reductions, its share of interstate earnings in excess of 12.25%. The modifications would also provide the Company increased ability to price its interstate access services in a manner appropriate to competitive conditions. Third, Ameritech has requested FCC authority to collect, in a competitively neutral manner, the social subsidies currently embedded in the rates that the Company charges long distance carriers for access to the local network.

Regulatory Proceedings

On June 30, 1993, the Company filed with the PUCO its application for alternative regulation, called Advantage Ohio. The application includes, among other things, the replacement of rate of return regulation with a price cap mechanism. Under the price cap mechanism future rate changes would be subject to a formula based on inflation, the Company's historic productivity and service quality. The application also proposes to cap basic business and residential rates for three years. A significant commitment to invest in the communications infrastructure is also proposed.

In March 1994, the Staff of the PUCO issued its Report of Investigation of the Company's application. The Staff recommended that a price cap structure be adopted in place of the current rate of return regulation. The Staff also recommended that the Company's annual revenues should be reduced by a range of $125.0 to $144.0. The Company disagrees with certain of the Staff's recommendations including the recommended revenue reduction. The Company will file objections and rebuttal testimony to the Staff Report. Hearings on the Company's application are expected to take place beginning in May 1994. At this time the Company cannot predict if the PUCO will adopt the Company's alternative regulation plan or order rate reductions.

On April 6, 1993, the OCC filed a complaint against the Company with the PUCO alleging that the Company is earning in excess of the return established in its last rate case and that the Company's return should be reduced. The PUCO denied the Company's motion to dismiss and ordered that the case should proceed to hearing. The PUCO consolidated the complaint case with the Company's alternative regulation case, Advantage Ohio, for hearing. OCC has filed testimony in the case seeking a revenue reduction of $141.0. The Company disagrees with OCC's claims and will file rebuttal testimony in April 1994 demonstrating that its earnings and rates are reasonable. Hearings on the complaint case are expected to begin in May 1994.

Status of New Business Units

In February 1993, following a yearlong examination of its business called "Breakthrough Leadership," Ameritech announced it would restructure its organization, including the Company, into separate units organized around

                            (Dollars in Millions)


specific customer groups such as residential customers, small businesses, interexchange companies and large corporations and a single business unit to run Ameritech's network in Illinois, Indiana, Michigan, Ohio and Wisconsin. The Ameritech landline telephone companies continue to function as legal entities owning current landline telephone company assets in each state. The network unit provides network and information technology resources in response to the needs of the other market units. This unit is the source of network capabilities for products and services offered by the other business units and is responsible for the development and day-to-day operation of an advanced information infrastructure.

All of the market units and the network unit are currently operational. Ameritech has developed a new logo and is marketing all of its products and services under the single brand name "Ameritech."

Digital Video Network

In January 1994, Ameritech announced a program to launch a digital video network upgrade that is expected, by the end of the decade, to make available interactive information and entertainment services, as well as traditional cable TV services, to approximately six million Ameritech customers. The Company has filed an application with the FCC seeking approval of the program. The application reflects capital expenditures of approximately $83.0 over the next three years. The Company may also, depending on market demand, make additional capital expenditures under this program. The Company anticipates that its capital expenditures for the program will be funded without an increase to its recent historical level of capital expenditures.

Work Force Resizing

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,500 at the Company. Under terms of agreements between Ameritech, CWA and the IBEW, Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW, to selected nonmanagement employees who leave the business before the end of 1995.

The above actions will result in a charge to first quarter 1994 earnings of approximately $132.5 or $86.1 after-tax. A significant portion of the program cost will be funded by Ameritech's pension plan, whereas financial incentives to be paid from Company funds are estimated to be approximately $35.5. Settlement gains, which result from the pension plan, will be reflected in income as employees leave the payroll. The Company believes this program will reduce its employee-related costs by approximately $75.0 on an annual basis upon completion of this program.

The reduction of the work force results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

Item 8.  Financial Statements and Supplementary Data


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareowner of
The Ohio Bell Telephone Company:

    We have audited the accompanying balance sheets of The Ohio Bell Telephone Company (an Ohio corporation) as of December 31, 1993 and 1992 and the related statements of income and reinvested earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ohio Bell Telephone Company as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    As discussed in Note (C) to the financial statements, the Company changed its method of accounting for certain postretirement and postemployment benefits in 1992.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     ARTHUR ANDERSEN & CO.




Cleveland, Ohio
January 28, 1994











                                      20

                       THE OHIO BELL TELEPHONE COMPANY
                 STATEMENTS OF INCOME AND REINVESTED EARNINGS

                            (Dollars in Millions)

                                                    Year Ended December 31
                                                  1993       1992      1991
Revenues . . . . . . . . . . . . . . . . . . . $ 2,100.3  $ 2,041.4 $ 2,014.1

Operating expenses
    Depreciation and amortization. . . . . . .     387.8      346.1     362.9
    Employee related expenses. . . . . . . . .     479.8      543.9     570.7
    Other operating expenses . . . . . . . . .     567.0      500.2     472.0
    Taxes other than income taxes  . . . . . .     220.8      219.8     216.3
                                                 1,655.4    1,610.0   1,621.9
Operating income   . . . . . . . . . . . . . .     444.9      431.4     392.2

Interest expense . . . . . . . . . . . . . . .      62.2       66.1      80.6
Other expense (income) - net . . . . . . . . .      (2.0)       (.6)    (13.3)

Income before income taxes and cumulative
  effect of change in accounting principles. .     384.7      365.9     324.9

Income taxes . . . . . . . . . . . . . . . . .     104.3      101.1      87.0

Income before cumulative effect of
  change in accounting principles  . . . . . .     280.4      264.8     237.9

Cumulative effect of change in accounting
  principles . . . . . . . . . . . . . . . . .        -      (347.3)       -

Net income (loss)  . . . . . . . . . . . . . .     280.4     ( 82.5)    237.9

Reinvested earnings at beginning of year . . .     216.7      541.1     543.7

Less dividends . . . . . . . . . . . . . . . .     260.3      241.9     240.5

Reinvested earnings at end of year . . . . . . $   236.8  $   216.7 $   541.1

The accompanying notes are an integral part of the financial statements.






















                                      21

                       THE OHIO BELL TELEPHONE COMPANY
                                BALANCE SHEETS

                            (Dollars in Millions)
                                                               December 31,
                                                           1993           1992
ASSETS

CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . .   $     -        $     -

    Receivables, net
         Customers and agents (less allowance
          for uncollectibles of $18.2 and $19.8,
          respectively)  . . . . . . . . . . . . . .      287.1          285.1
         Ameritech and affiliates  . . . . . . . . .       28.1           25.3
         Other . . . . . . . . . . . . . . . . . . .       17.5           19.5
    Material and supplies  . . . . . . . . . . . . .       14.2           16.8
    Prepaid and other  . . . . . . . . . . . . . . .       30.0           51.0
         Total current assets  . . . . . . . . . . .      376.9          397.7

TELECOMMUNICATIONS PLANT
    In service . . . . . . . . . . . . . . . . . . .    5,518.7        5,360.0
    Under construction . . . . . . . . . . . . . . .       83.3           77.0
                                                        5,602.0        5,437.0

    Less accumulated depreciation  . . . . . . . . .    2,410.5        2,190.8
         Total telecommunications plant  . . . . . .    3,191.5        3,246.2
INVESTMENTS, principally in affiliates . . . . . . .       63.2           54.8
OTHER ASSETS AND DEFERRED CHARGES  . . . . . . . . .      161.4          156.2
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .   $3,793.0       $3,854.9

LIABILITIES AND SHAREOWNER'S EQUITY

CURRENT LIABILITIES
    Debt maturing within one year
         Ameritech . . . . . . . . . . . . . . . . .   $   35.5       $  188.0
         Other . . . . . . . . . . . . . . . . . . .       11.3           11.5
    Accounts payable
         Ameritech and affiliates  . . . . . . . . .       83.2           70.9
         Other . . . . . . . . . . . . . . . . . . .      107.1          145.7
    Other current liabilities. . . . . . . . . . . .      373.9          330.7
         Total current liabilities . . . . . . . . .      611.0          746.8

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . .      837.1          713.7

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES
    Accumulated deferred income taxes  . . . . . . .      342.7          335.6
    Unamortized investment tax credits . . . . . . .       72.9           89.5
    Postretirement benefits other than pensions  . .      461.0          488.6
    Long-term payable to Ameritech Services, Inc.. .       19.7           20.8
    Other  . . . . . . . . . . . . . . . . . . . . .      201.7          233.1
         Total deferred credits  . . . . . . . . . .    1,098.0        1,167.6

SHAREOWNER'S EQUITY
    Common stock - one share issued and outstanding,
     without par value . . . . . . . . . . . . . . .    1,010.1        1,010.1
    Reinvested earnings  . . . . . . . . . . . . . .      236.8          216.7
         Total shareowner's equity . . . . . . . . .    1,246.9        1,226.8

TOTAL LIABILITIES AND SHAREOWNER'S EQUITY  . . . . .   $3,793.0       $3,854.9

The accompanying notes are an integral part of the financial statements.

                                      22

                       THE OHIO BELL TELEPHONE COMPANY
                           STATEMENTS OF CASH FLOWS

                            (Dollars in Millions)

                                                     Year Ended December 31
                                                   1993      1992      1991
   																																														   							   							   >
Cash flows from Operating Activities:
    Net income (loss)  . . . . . . . . . . . .   $ 280.4   $ (82.5)  $ 237.9
    Adjustments to net income (loss)
         Cumulative effect of change in
          accounting principles  . . . . . . .        -      347.3        -
         Depreciation and amortization . . . .     387.8     346.1     362.9
         Deferred income taxes - net . . . . .     (35.2)    (12.6)      2.3
         Investment tax credits - net  . . . .     (16.6)    (13.5)    (14.7)
         Interest during construction  . . . .      (3.4)     (2.9)     (5.1)
         Provision for uncollectibles  . . . .      11.4      11.3      35.9
         Change in accounts receivable . . . .     (14.4)     11.9     (72.5)
         Change in materials and supplies  . .       (.2)      4.7       2.8
         Change in prepaid expenses and
          certain other current assets . . . .      (2.3)    (14.4)     (4.2)
         Change in accounts payable  . . . . .     (26.4)     56.0     (50.1)
         Change in accrued taxes . . . . . . .      (1.6)    (19.3)     13.8
         Change in certain other current
          liabilities  . . . . . . . . . . . .       6.4     (10.5)     (6.0)
         Change in certain noncurrent
          assets and liabilities . . . . . . .     (26.2)    (18.2)     13.8
         Other . . . . . . . . . . . . . . . .       7.0      20.3       (.4)
Net cash from operating activities . . . . . .     566.7     623.7     516.4

Cash flows from Investing Activities:
    Capital expenditures - net . . . . . . . .    (323.6)   (350.0)   (275.6)
    Cost of disposal of telecommunications
     plant . . . . . . . . . . . . . . . . . .      (3.1)    (12.7)      (.1)
    Additional investments, principally equity
     in ASI (affiliate)  . . . . . . . . . . .      (6.3)     (8.4)       -
Net cash from investing activities . . . . . .    (333.0)   (371.1)   (275.7)

Cash flows from Financing Activities:
    Net change in short-term debt  . . . . . .        -         -      (38.0)
    Intercompany financing - net . . . . . . .    (152.5)    145.4      42.6
    Issuance of long-term debt . . . . . . . .     247.9      99.2        -
    Retirements of long-term debt  . . . . . .    (125.6)   (250.2)     (1.6)
    Cost of refinancing long-term debt . . . .      (8.9)    (11.1)       -
    Dividend payments  . . . . . . . . . . . .    (194.6)   (241.9)   (240.5)
Net cash from financing activities . . . . . .    (233.7)   (258.6)   (237.5)

Net increase (decrease) in cash  . . . . . . .        -       (6.0)      3.2
Cash at beginning of year  . . . . . . . . . .        -        6.0       2.8
Cash at end of year  . . . . . . . . . . . . .   $    -    $    -    $   6.0

The accompanying notes are an integral part of the financial statements.

                       THE OHIO BELL TELEPHONE COMPANY
                        NOTES TO FINANCIAL STATEMENTS

                            (Dollars in Millions)


The Ohio Bell Telephone Company (the "Company") is a wholly owned subsidiary of Ameritech Corporation ("Ameritech").

(A) Significant Accounting Policies - The financial statements of the Company reflect the application of the accounting policies described in this Note.

Basis of Accounting - The financial statements have been prepared in accordance with generally accepted accounting principles. In compliance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), the Company gives recognition to the actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose a liability. Actions of a regulator can also eliminate a liability previously imposed by the regulator.

Certain reclassifications have been made to the prior year financial statements to conform them to the 1993 presentation.

Transactions with Affiliates - The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.


    1. Ameritech Services, Inc. (ASI) - The Company has a 21% ownership interest in ASI, an Ameritech controlled affiliate, that provides consolidated planning, development, management and support services to all of the Ameritech Bell companies. The Company also provides certain services, such as loaned employees, to ASI.

                                             1993     1992     1991

        Purchases of materials and charges
        for services from ASI . . . .       $329.8   $280.8   $248.6

        Recovery of costs for services
        provided to ASI . . . . . . .       $ 14.3   $ 12.9   $  8.3



    2. Ameritech (the Company's parent) - Ameritech provides various administrative, planning, financial and other services to the Company. These services are billed to the Company at cost.

                                             1993     1992     1991

        Charges incurred for services       $ 24.5   $ 22.2   $ 24.1

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


    3. Ameritech Publishing, Inc. (API) - The Company has an agreement under which payments are made to the Company by API for license fees and billing and collection services provided by the Company. The Company also purchases directory services from API under the same agreement.

                                             1993     1992     1991

        Fees paid to the Company
        by API  . . . . . . . . . . . .     $ 85.8   $ 84.7   $ 84.1

        Purchases by the Company
        from API  . . . . . . . . . . .     $ 16.6   $ 19.1   $ 18.3


    4. Ameritech Information Systems, Inc. (AIS) - The Company has an agreement under which the Company reimburses AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                             1993     1992     1991

        Charges incurred for services       $  7.7   $  6.8   $  8.0


    5. Bell Communications Research, Inc. (Bellcore) - Bellcore provides research and technical support to the Company. ASI has a one-seventh ownership interest in Bellcore and bills the Company for the costs.


                                             1993     1992     1991

        Charges incurred for services       $ 23.2   $ 27.9   $ 27.1


Telecommunications Plant - Telecommunications plant is stated at original cost. The original cost of telecommunications plant acquired from ASI includes a return on investment to ASI.

The provision for depreciation is based principally on the straight-line remaining life method of depreciation applied to individual categories of telecommunications plant with similar characteristics which provides for the full expensing of the investment in plant over its useful life. For certain accounts, reserve imbalance amortization has been authorized by regulatory authorities in conjunction with remaining life depreciation. Depreciation rates are determined for various plant categories using either vintage group or equal life group procedures.

Generally, when depreciable plant is retired, the amount at which such plant has been carried in telecommunications plant in service is charged to accumulated depreciation.

The cost of maintenance and repairs of plant is charged to expense.

Investments - The Company's investments in ASI (21% ownership and $55.1) and The Champaign Telephone Company (50% ownership and $8.1) are reflected in the financial statements using the equity method of accounting.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


Material and Supplies - Inventories of new and reusable material and supplies are stated principally at average original cost, except that in the case of certain large individual items cost is determined on a specific identification basis. Nonreusable material is carried at net realizable value.

Interest During Construction - Regulatory authorities allow the Company to accrue interest as a cost of constructing certain plant and as an item of income; i.e., allowance for debt and equity funds used to finance construction. Such income is not realized in cash currently but will be realized over the service life of the plant as the resulting higher depreciation expense is recovered in the form of increased revenues.

Federal Income Taxes - The Company is included in the consolidated federal income tax return filed by Ameritech and its subsidiaries. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The new accounting method is essentially a refinement of the liability method already followed by the Company and, accordingly, did not have a significant impact on the Company's financial statements upon adoption. Consolidated income tax currently payable has been allocated to the Company based on the Company's contribution to consolidated taxable income and tax credits.

Deferred tax assets and liabilities are based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities. Under the liability method, deferred tax assets and liabilities at the end of each period are determined using the statutory tax rates in effect when these temporary differences are expected to reverse. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. In addition, for regulated companies, SFAS No. 109 requires that all deferred regulatory liabilities be recognized at the revenue requirement level. It further requires that a deferred tax liability be recorded to reflect the amount of cumulative tax benefits previously flowed through to ratepayers and that a long-term deferred asset be recorded to reflect the revenue to be recovered in telephone rates when the related taxes become payable in future years.

The Company uses the deferral method of accounting for investment tax credits.
 Therefore, credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986 and also certain transitional credits earned after the repeal are being amortized as reductions in tax expense over the life of the plant which gave rise to the credits.

Temporary Cash Investments - Temporary cash investments are stated at cost which approximates market. The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

It is the practice of the Company to make certain payments by checks and to make funds available only when the instruments are presented for payment. At times checks outstanding may exceed the cash in bank accounts. At December 31, 1993 and 1992, outstanding checks in excess of cash in banks were $12.8 and $9.6 respectively and are reflected in accounts payable.

Short-Term Financing Arrangement - During 1991, Ameritech entered into an arrangement with its subsidiaries, including the Company, for the provision of short-term financing and cash management services at market rates. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirements of its subsidiaries and invests short-term, excess funds
on their behalf.   See Notes (D) and (H).

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


(B) Federal Income Taxes - The components of federal income tax expense before the cumulative effect of the change in accounting principles were as follows:


                                            1993        1992      1991
Current . . . . . . . . . . . . . . .      $156.1     $127.2     $ 99.4
Deferred - net  . . . . . . . . . . .       (35.2)     (12.6)       2.3
Investment tax credits - net  . . . .       (16.6)     (13.5)     (14.7)
    Total . . . . . . . . . . . . . .      $104.3     $101.1     $ 87.0


Deferred income tax expense (credit) results principally from temporary differences caused by the change in the book and tax bases of telecommunications plant due to the use of different depreciation methods and lives for financial reporting and federal income tax purposes. Total federal income taxes paid were $158.6, $135.7, and $93.8 in 1993, 1992 and 1991, respectively.

The following is a reconciliation between the statutory federal income tax rate for each of the last three years and the Company's effective tax rate:
\G54\
                                            1993        1992      1991
Statutory tax rate . . . . . . . . . .      35.0%       34.0%     34.0%
(1) Reduction in tax expense due to
    amortization of investment
    tax credits. . . . . . . . . . . .      (4.3)       (3.7)     (4.5)

(2) Effect of adjusting the post-
    retirement and postemployment
    deferred income tax balances
    due to tax law changes . . . . . .      (1.4)         -         -

(3) Benefit of tax rate differential
    applied to reversing temporary
    differences  . . . . . . . . . . .      (3.0)       (2.2)     (4.0)

(4) Depreciation of certain taxes and
    payroll-related construction costs
    capitalized for financial statement
    purposes, but deducted when incurred
    for income tax purposes  . . . . .        .6          .5        .7

(5) Other  . . . . . . . . . . . . . .        .2        (1.0)       .6

Effective federal tax rate   . . . . .      27.1%       27.6%     26.8%

The Revenue Reconciliation Act of 1993, enacted in August of 1993, increased the statutory federal income tax rate for 1993 to 35 percent. In accordance with the liability method of accounting, the Company adjusted, on the enactment date, its deferred income tax balances not subject to regulatory accounting prescribed by SFAS No. 71 (see Note A). The result was a reduction in deferred income tax expense of $5.3, primarily from increasing the deferred tax assets associated with the accrual of costs for postretirement and postemployment benefits (see Note C).

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


As of December 31, 1993, the Company had a regulatory asset of $68.2 (reflected in Other Assets and Deferred Charges) related to the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers. In addition, on that date, the Company had a regulatory liability of $132.3 (reflected in Other Deferred Credits) related to the reduction of deferred taxes resulting from the change in the federal statutory income tax rate to 35 percent and deferred taxes provided on unamortized investment tax credits. These amounts will be amortized over the regulatory lives of the related depreciable assets concurrent with recovery in rates. The accounting for and the impact on future net income of these amounts will depend on the ratemaking treatment authorized in future regulatory proceedings.

As of December 31, 1993 and 1992 the components of long-term accumulated deferred income taxes were as follows:
                                           1993            1992

Deferred tax assets
    Postretirement and                   $ 182.6         $ 174.5
      Postemployment benefits
    SFAS No. 71 accounting                  40.3            84.0
    Other, net                               4.4               -
                                           227.3           258.5

Deferred tax liabilities
    Accelerated depreciation               569.5           592.6
    Other                                     .5             1.5
                                           570.0           594.1

Net deferred tax liability               $ 342.7         $ 335.6

Deferred income taxes in current assets and liabilities are not shown as they are not significant.

(C) Employee Benefit Plans

Pension Plans - Ameritech maintains noncontributory defined pension and death benefit plans (the "plans") covering substantially all of the Company's management and nonmanagement employees. The pension benefit formula used in the determination of pension cost is based on the average compensation earned during the five highest consecutive years of the last ten years of employment for the management plan and a flat dollar amount per year of service for the nonmanagement plan. Pension (credit) cost is allocated to subsidiaries based upon the percentage of compensation for the management plan and per employee for the nonmanagement plan. The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's (credit) cost for the Ameritech plans:

                                            1993        1992      1991
Pension (credit) cost                     $(21.6)     $(24.9)   $(15.8)
Pension (credit) as a
    percent of salaries and wages           (5.3%)      (5.4%)    (3.2%)

Pension (credit) was determined using the projected unit credit actuarial method in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The resulting pension credits are primarily attributable to favorable investment performance and the funded status of the plans.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


Certain disclosures are required to be made of the components of pension costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated projected benefit obligation and the fair value of plan assets. Such disclosures are not presented for the Company because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

The assets of the Ameritech plans consist principally of debt and equity securities, fixed income securities and real estate. As of December 31, 1993, the fair value of plan assets available for plan benefits exceeded the projected benefit obligation (calculated using a discount rate of 5.8 percent as of December 31, 1993 and 1992). The assumed long-term rate of return on plan assets used in determining pension cost was 7.25 percent for 1993, 1992 and 1991. The assumed increase in future compensation levels, also used in the determination of the projected benefit obligation, was 4.5 percent in 1993 and 1992.

Postretirement Benefits Other Than Pensions - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires the cost of postretirement benefits granted to employees to be accrued and recognized as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of health care costs and postretirement life insurance benefits for current and future retirees was recognized as determined under the projected unit credit actuarial method.

In adopting SFAS No. 106, the Company elected to immediately recognize effective January 1, 1992 the transition obligation for current and future retirees. The unrecognized obligation was $481.2 less deferred income taxes of $163.6 or $317.6, net. To this amount is added the Company's 21% share of ASI's transition obligation of $12.9 for a total net charge of $330.5.

As defined by SFAS No. 71, a regulatory asset and any corresponding regulatory liability associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery in the ratemaking process.

Substantially all current and future retirees are covered under postretirement benefit plans sponsored by Ameritech. Such benefits include medical, dental and group life insurance. Ameritech has been prefunding (including cash received from the Company) certain of these benefits through Voluntary Employee Benefit Association trust funds ("VEBAs") and Retirement Funding Accounts ("RFAs"). The associated plan assets (primarily corporate securities and bonds) were considered in determining the transition obligation under SFAS No. 106. Ameritech intends to continue to fund its obligation appropriately, and is exploring other available funding and cost containment alternatives. Ameritech allocates its retiree health care cost on a per participant basis, whereas group life insurance is allocated based on compensation levels.

SFAS No. 106 requires certain disclosures as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company as the structure of the Ameritech plans does not permit the data to be readily disaggregated.

However, the Company has been advised by Ameritech as to the following assumptions used in determining its SFAS No. 106 costs.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


As of December 31, 1993 the accumulated postretirement benefit obligation exceeded the fair value of plan assets available for plan benefits. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.0 percent as of December 31, 1993 and 7.5 percent as of December 31, 1992. The assumed rate of future increases in compensation levels was 4.5 percent as of December 31, 1993 and December 31, 1992. The expected long-term rate of return on plan assets was 7.25 percent in 1993 and 1992 on VEBAs and 8.0 percent in 1993 and 1992 on RFAs. The assumed health care cost trend rate in 1993 was 9.6 percent and 10 percent in 1992, and is assumed to decrease gradually to 4 percent in 2007 and remain at that level. The assumed increase in health care cost is 9.2 percent for 1994. The health care cost trend rates have a significant effect on the amounts reported for costs each year. Specifically, increasing the assumed health care cost trend rates by one percentage point in each year would increase the 1993 annual expense by approximately 18 percent.

Postretirement benefit cost determined under SFAS No. 106 for 1993 and 1992 was $45.9 and $45.2, respectively. During 1991, the cost of postretirement health care benefits for retirees was $46.0.

As of December 31, 1993, the Company had approximately 9,728 retirees eligible to receive health care and group life insurance benefits.

Postemployment Benefits - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to accrue the future cost of certain benefits such as workers compensation, disability benefits and health care continuation coverage. A one-time charge related to adoption of this statement was recognized as a change in accounting principle, effective as of January 1, 1992. The charge was $24.9, less deferred taxes of $8.5, or $16.4 net. To this amount is added the Company's 21% share of ASI's one-time charge of $.4 for a total charge of $16.8. Previously the Company used the cash method to account for such costs.
Current expense levels are dependent upon actual claim experience, but are not materially different than prior charges to income.

Work Force Reductions - During 1993, 128 management employees left the Company under an involuntary termination plan that remains in effect until December 31, 1994. The net cost of this effort including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $3.0 million.

Approximately 430 management employees left the Company in 1992 and early 1993 through voluntary and involuntary terminations as part of a 1992 force reduction program. The net cost of this effort including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $3.8 million.

During 1991, the Company offered most of its management employees an early retirement program. The net cost of this program, including termination benefits and a settlement gain from the pension plan, was $4.2 million.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


(D) Debt Maturing Within One Year - Debt maturing within one year is included as debt in the computation of debt ratios and consists of the following as of December 31:


                                                      Weighted Average
                                                       Interest Rates
                              1993    1992   1991    1993    1992   1991
Notes payable
   Ameritech @  . . . . . .  $ 35.5 $188.0 $ 42.6    3.2%    3.4%   5.1%
   Other #  . . . . . . . .    10.8   10.8   10.8    3.1%    3.2%   3.9%

Long-term debt maturing
  within one year . . . . .      .5     .7     .7
      Total . . . . . . . .  $ 46.8 $199.5 $ 54.1

Average notes payable out-
   standing during the year  $161.2 $ 76.8 $ 56.0    3.2%**  3.5%** 6.2%**

Maximum notes payable at any
  month end during the year  $386.2 $293.3 $115.1


 @ During 1991 Ameritech entered into an arrangement with its subsidiaries, including the Company, for the provision of short-term financing. See Note
(A) on short-term financing arrangements.

 # Notes payable - other, at December 31, 1993, 1992 and 1991 consisted of funds related to an interim intrastate pooling arrangement for which the Company acts as administrator as directed by The Public Utilities
Commission of Ohio.

 ** Computed by dividing the average daily face amount of advances and notes payable into the aggregate related interest expense.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


(E) Long-Term Debt - Long-term debt consists principally of debentures and notes issued by the Company. The following table sets forth interest rates and maturities on long-term debt outstanding at December 31.


                                                  1993       1992
Forty year debentures
   5.0  % due 2006 . . . . . . . . . . . . . . . $ 60.0    $ 60.0
   5.375% due 2007 . . . . . . . . . . . . . . .   75.0      75.0
   6.75 % due 2008 . . . . . . . . . . . . . . .   55.0      55.0
   7.5  % due 2011 . . . . . . . . . . . . . . .  100.0     100.0
   7.875% due 2013 . . . . . . . . . . . . . . .  200.0     200.0
   8.75 % due 2026 . . . . . . . . . . . . . . .     -      125.0
Thirty year debentures
   7.85 % due 2022 . . . . . . . . . . . . . . .  100.0     100.0
Ten year notes
   6.125% due 2003 . . . . . . . . . . . . . . .  150.0        -
Seven year notes
   5.75% due 2000. . . . . . . . . . . . . . . .  100.0        -
                                                  840.0     715.0
Long-term capital lease obligation . . . . . . .    2.1       2.3
Other  . . . . . . . . . . . . . . . . . . . . .     .8       1.0
Unamortized discount - net . . . . . . . . . . .   (5.8)     (4.6)
    Total . . . . . . . . . . . . . . . . . . .  $837.1    $713.7

In September 1992, the Company called its 9% debentures due November 1, 2018, and its 8.75% debentures due January 1, 2010, recognizing expenses, including the call premiums, of $12.9. All $150.0 and $100.0 of the principal amounts outstanding, respectively, were redeemed in October 1992. The redemption was funded with short-term debt provided under the financing arrangement between the Company and Ameritech.

In December 1992, the Company issued $100.0 of 7.85% debentures due December 15, 2022, under a "shelf" Registration Statement for $350.0 in debt securities. The proceeds from the sale of the debentures were used to repay outstanding short-term indebtedness incurred by the Company in connection with the above noted debenture redemptions.

In March 1993, the Company called its 8 3/4% debentures due April 15, 2026, recognizing expenses, including the call premium, of $9.5 million. All $125.0 million of the principal amounts outstanding were redeemed on April 30, 1993. The redemption was funded with short-term debt provided under the financing arrangement between the Company and Ameritech.

In April 1993, the Company sold $100.0 million of 5 3/4% notes due May 1, 2000 and in May 1993 the Company sold $150.0 million of 6 1/8% notes due May 15, 2003, under the Company's shelf Registration Statement. There are no amounts remaining under the shelf Registration Statement. The proceeds from the sales were used to repay outstanding short-term indebtedness incurred by the Company in connection with prior debenture redemptions.

Early extinguishment of debt costs (including call premiums and write-offs of unamortized deferred costs) were $9.5, $12.9 and $0.0 in 1993, 1992 and 1991, respectively, and were included in other expense (income)-net on the statements of income and reinvested earnings.

                    THE OHIO BELL TELEPHONE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


(F) Lease Commitments - The Company leases certain facilities and equipment used in its operations under both operating and capital leases. Rental expenses under operating leases were $6.7, $7.8, and $12.0 for 1993, 1992 and 1991, respectively. At December 31, 1993, the aggregate minimum rental commitments under noncancellable leases were approximately as follows:


Year                                        Operating      Capital

1994 . . . . . . . . . . . . . . . . . . .  $  2.8         $   .6
1995 . . . . . . . . . . . . . . . . . . .     2.4             .6
1996 . . . . . . . . . . . . . . . . . . .     1.4             .4
1997 . . . . . . . . . . . . . . . . . . .      .7             .2
1998 . . . . . . . . . . . . . . . . . . .      .5             .2
Thereafter . . . . . . . . . . . . . . . .     5.3            2.0

    Total minimum rental commitments  . .   $ 13.1         $  4.0

Less: interest cost  . . . . . . . . . . .                    1.5

Present value of minimum lease payments  .                 $  2.5

                    THE OHIO BELL TELEPHONE COMPANY
                    NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


(G) Financial Instruments - The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1993 and 1992:

                                                        1993
                                              Carrying         Fair
                                                Value         Value

Debt  . . . . . . . . . . . . . . . . . . . . $894.3         $903.8
Long-term payable to ASI (for postretirement
     benefits). . . . . . . . . . . . . . . .   19.7           19.7
Other assets  . . . . . . . . . . . . . . . .    6.1            6.1
Other liabilities . . . . . . . . . . . . . .   10.2           10.2

                                                        1992
                                              Carrying         Fair
                                                Value         Value

Debt  . . . . . . . . . . . . . . . . . . . . $923.7         $893.3
Long-term payable to ASI (for postretirement
     benefits). . . . . . . . . . . . . . . .   20.8           20.8
Other assets  . . . . . . . . . . . . . . . .    7.4            7.4
Other liabilities . . . . . . . . . . . . . .    8.8            8.8




The following methods and assumptions were used to estimate the fair value of financial instruments:

Debt - The carrying amount (including accrued interest) of the Company's debt maturing within one year approximates fair value because of the short-term maturities involved. The fair value of the Company's long-term debt was estimated based on the year-end quoted market price for the same or similar issues.

Other Assets and Liabilities - These financial instruments consist primarily of financial contracts and customer deposits. The fair values of these items are based on expected cash flows or, if available, quoted market prices.

Long-term Payable to ASI - This item represents the long-term payable to ASI for the Company's proportionate share of ASI's transition obligation related to adoption of SFAS No. 106.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)



(H) Additional Financial Information
                                                          December 31,
                                                      1993            1992

Balance Sheets

Other current liabilities:
    Accrued payroll . . . . . . . . . . . . . .     $   12.8        $   11.0
    Compensated absences  . . . . . . . . . . .         36.7            36.9
    Accrued taxes . . . . . . . . . . . . . . .        168.9           170.5
    Advance billings and customer's deposits. .         57.2            52.7
    Accrued interest  . . . . . . . . . . . . .         13.9            14.1
    Dividends payable to Ameritech. . . . . . .         65.7              -
    Other   . . . . . . . . . . . . . . . . . .         18.7            45.5
        Total . . . . . . . . . . . . . . . . .     $  373.9        $  330.7


                                               1993        1992        1991

Statements of Income

Interest expense:
    Interest on long-term debt  . . .         $ 54.9      $ 62.6      $ 67.4
    Interest on notes payable -
      Ameritech . . . . . . . . . . .            4.8         2.3         2.4
    Other . . . . . . . . . . . . . .            2.5         1.2        10.8
        Total . . . . . . . . . . . .         $ 62.2      $ 66.1      $ 80.6

Interest paid was $61.1, $71.7 and $68.1 in 1993, 1992 and 1991, respectively.


                                               1993        1992        1991

Taxes other than income taxes:
    Property  . . . . . . . . . . . .         $150.4      $149.7      $143.0
    Gross receipts  . . . . . . . . .           64.4        66.0        66.2
    Other . . . . . . . . . . . . . .            5.9         4.1         7.1
        Total . . . . . . . . . . . .         $220.7      $219.8      $216.3


Maintenance and
  repair expense  . . . . . . . . . .         $304.4      $324.2      $307.9

Advertising expense	. . . . . . . . .									$ 21.4						$ 14.3						$ 10.8

Depreciation - percentage of average
  depreciable telecommunications plant           7.1%        6.6%        7.1%


Revenues from American Telephone & Telegraph Company, consisting principally of network access and billing and collection service revenues, comprised approximately 12%, 13% and 14% of total revenues in 1993, 1992 and 1991, respectively. No other customer accounted for more than 10% of total revenues.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


(I) Quarterly Financial Information (Unaudited)

Operating income represents revenue less operating expenses excluding interest expense and other expense (income) - net. All adjustments necessary for a fair statement of results for each period have been included.

                                               Operating   Net Income
Calendar Quarter                   Revenues     Income       (Loss)
1993
1st . . . . . . . . . . . . . . . $  512.4       $ 106.4   $  62.0
2nd . . . . . . . . . . . . . . .    524.8         114.1      73.7
3rd . . . . . . . . . . . . . . .    527.8         113.0      74.9
4th . . . . . . . . . . . . . . .    535.3         111.4      69.8
    Total . . . . . . . . . . . . $2,100.3       $ 444.9   $ 280.4

1992
1st . . . . . . . . . . . . . . . $  503.4       $ 106.2   $(275.3)
2nd . . . . . . . . . . . . . . .    506.7         109.0      68.6
3rd . . . . . . . . . . . . . . .    512.9         107.3      56.6
4th . . . . . . . . . . . . . . .    518.4         108.9      67.6
    Total . . . . . . . . . . . . $2,041.4       $ 431.4   $( 82.5)


The fourth quarters of 1993 and 1992 were affected by several income and expense items. The fourth quarter of 1993 was affected by gains from work force resizing. In the fourth quarter of 1992, the Company recognized higher costs and charges resulting from its market realignment efforts and increased advertising. These costs were offset by gains resulting from work force resizing and higher than expected pension credits.

Net income for the first quarter of 1993 and the third quarter of 1992 was negatively impacted by expenses related to the early retirement of debt.

First quarter 1992 results reflect charges related to the adoption of SFAS Nos. 106 and 112 for postretirement and postemployment benefits, as discussed previously in Note (C). The charges totaled $347.3.

(J) Calculation of Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges of the Company for the years ended December 31, 1993, 1992, 1991, 1990 and 1989 were 6.97, 6.33, 4.84, 5.05 and
5.53, respectively.

For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense and accounting changes, the amount of related taxes on income and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.

(K) Event subsequent to Date of Auditors' Report (Unaudited)

On March 25, 1994, Ameritech announced it would reduce its nonmanagement work force resulting in an after-tax charge to the Company of $86.1. The charge will be recorded in the first quarter of 1994. The details of this plan are discussed on page 19 in Management's Discussion and Analysis of Results of Operations.

                       THE OHIO BELL TELEPHONE COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Continued)

                            (Dollars in Millions)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    No changes in nor disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.

                                    PART IV




Item 14. Exhibits. Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as a part of the report:

       (1)  Financial Statements:                                  Page

              Selected Financial and Operating Data...............  13
              Report of Independent Public Accountants............  20
              Statements of Income and Reinvested Earnings .......  21
              Balance Sheets......................................  22
              Statements of Cash Flows............................  23
              Notes to Financial Statements.......................  24

       (2)  Financial Statement Schedules:

              V    - Telecommunications Plant.....................  42
              VI   - Accumulated Depreciation.....................  44
              VIII - Allowance for Uncollectibles.................  46

             Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

             Financial statements for certain owned corporations which are accounted for by the equity method are omitted pursuant to Rule 3.09 of Regulation S-X.

       (3)   Exhibits:

             Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

      Exhibit
      Number

      (3)a Articles of Incorporation of the registrant as amended April 25, 1974. (Exhibit (3)a to Form 10-K for the fiscal year ended December 31, 1980, File No. 1-6781.)

      (3)b Regulations of the registrant as restated February 28, 1990. (Exhibit (3)b to Form 10-K for the fiscal year ended
             December 31, 1989, File No. 1-6781.)

      (4)(i) Close Corporation Agreement with Ameritech dated February 28, 1990. (Exhibit (4)(i) to Form 10-K for the fiscal year ended December 31, 1989, File NO. 1-6781.)

    (4)(iii)(A) No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    (10)(ii)(B)1 Reorganization and Divestiture Agreement among AT&T, Ameritech and Affiliates dated November 1, 1983. (Exhibit 10a to Form 10-K for 1983 for Ameritech, File No. 1-8612.)

    (10)(ii)(B)2 Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell System Operating Companies, Regional Holding Companies and Affiliates dated November 1, 1983. (Exhibit 10j to Form 10-K for 1983 for Ameritech, File No. 1-8612.)

    (10)(ii)(B)3 Shared Network Facilities Agreement with AT&T and AT&T Communications dated January 1, 1984. (Exhibit 10b to Form 10-K for 1983 for Ameritech, File No. 1-8612.)

    (12) Statement re: Computation of Ratio of Earnings to Fixed Charges for the Years Ended December 31, 1993, 1992, 1991, 1990 and 1989.

(b)	 Reports on Form 8-K:

    No report on Form 8-K was filed by the registrant during the last quarter of the year covered by this report.

                                     SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE OHIO BELL TELEPHONE COMPANY


                                             By       Richard A. Brown
                                                      Richard A. Brown
                                              Vice President and Comptroller



March 30, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




Principal Executive Officer:



         Jacqueline F. Woods
         Jacqueline F. Woods
President and Chief Executive Officer



Principal Accounting Officer:



           Richard A. Brown
           Richard A. Brown
    Vice President and Comptroller


March 30, 1994

                                     SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.



                                             AMERITECH CORPORATION


                                       By       Richard H. Brown
                                                Richard H. Brown
                                                 Vice Chairman

                                   the sole shareholder of the registrant,
                                   which is a statutory close corporation
                                   managed by the shareholder rather than
                                   by a board of directors.


March 30, 1994










































                                                            Schedule V-Sheet 1

                       THE OHIO BELL TELEPHONE COMPANY

                     SCHEDULE V-TELECOMMUNICATIONS PLANT

                            (Millions of Dollars)
             COL.A              COL.B      COL.C    COL.D    COL.E     COL.F
                                Balance
                               Beginning Additions Retire-   Other    Balance
                                  of      At Cost   ments   Changes    End of
         Classification         Period    Note (a) Note (b) Note (a)   Period


            Year 1993
Land.......................... $   17.5   $   .4			 	$	-     $ -     $   17.9
Buildings.....................    548.9     17.7       2.3     -        564.3
Computers and Other
  Office Equipment............    244.1     13.4      12.9     -        244.6
Vehicles and Other
  Work Equipment..............    113.8      8.2       8.4     -        113.6
Central Office Equipment......  2,113.7    192.3     114.5     -      2,191.5
Information Origination/
  Termination Equipment.......     51.3      3.3       1.6     -         53.0
Cable and Wire Facilities.....  2,262.1     88.2      23.1     -      2,327.2
Capitalized Lease Assets......      7.5       .1       2.0     -          5.6
Miscellaneous Other Property..      1.1      (.1)      -       -          1.0
  Total Telecommunications
    Plant in Service (c)......  5,360.0    323.5     164.8     -      5,518.7
  Telecommunications Plant
  Under Construction..........     77.0      6.3       -       -         83.3

Total Telecommunications
       Plant.................. $5,437.0   $329.8    $164.8   $ -     $5,602.0


            Year 1992
Land.......................... $   15.7   $  1.8    $  -     $ -     $   17.5
Buildings.....................    525.4     27.2       3.7     -        548.9
Computers and Other
  Office Equipment............    234.7     22.6      13.2     -        244.1
Vehicles and Other
  Work Equipment..............    107.6     18.4      12.2     -        113.8
Central Office Equipment......  2,066.9    169.5     122.7     -      2,113.7
Information Origination/
  Termination Equipment.......     58.9      4.8      12.4     -         51.3
Cable and Wire Facilities.....  2,181.4    101.8      21.1     -      2,262.1
Capitalized Lease Assets......      9.4      (.4)      1.5     -          7.5
Miscellaneous Other Property..      1.1      -         -       -          1.1
  Total Telecommunications
    Plant in Service (c)......  5,201.1    345.7     186.8     -      5,360.0
  Telecommunications Plant
  Under Construction..........     64.7     12.3       -       -         77.0

Total Telecommunications
       Plant.................. $5,265.8   $358.0    $186.8   $ -     $5,437.0



The notes on page 43 are an integral part of this schedule.

                                                           Schedule V-Sheet 2

                       THE OHIO BELL TELEPHONE COMPANY

                     SCHEDULE V-TELECOMMUNICATIONS PLANT

                            (Millions of Dollars)
             COL.A              COL.B      COL.C    COL.D    COL.E     COL.F
                                Balance
                               Beginning Additions Retire-   Other    Balance
                                  of      At Cost   ments   Changes    End of
         Classification         Period    Note (a) Note (b) Note (a)   Period


            Year 1991
Land.......................... $   15.9   $   .4    $   .6   $ -     $   15.7
Buildings.....................    510.8     26.3      11.7     -        525.4
Computers and Other
  Office Equipment............    261.8     20.5      47.6     -        234.7
Vehicles and Other
  Work Equipment..............    105.0     11.9       9.3     -        107.6
Central Office Equipment......  1,990.7    163.6      93.2     5.8    2,066.9
Information Origination/
  Termination Equipment.......     65.4      1.6       2.3    (5.8)      58.9
Cable and Wire Facilities.....  2,104.8    102.7      26.1     -      2,181.4
Capitalized Lease Assets......     11.7     (0.8)      1.5     -          9.4
Miscellaneous Other Property..      2.3     (1.2)      -       -          1.1
  Total Telecommunications
    Plant in Service (c)......  5,068.4    325.0     192.3     -      5,201.1
  Telecommunications Plant
  Under Construction..........    102.3    (37.6)      -       -         64.7

Total Telecommunications
       Plant.................. $5,170.7   $287.4    $192.3   $ -     $5,265.8


(a) Additions, other than to Buildings, include material purchased from Ameritech Services, Inc., a centralized procurement subsidiary in which the Company has a 21 percent ownership interest (See Note (A) to Financial Statements). Additions shown also include (1) the original cost (estimated if not known) of reused material, which is concurrently credited to material and supplies, and (2) interest during construction. Transfers between the classifications listed are included in Column C. Column E for 1991 includes a transfer between classifications listed pursuant to regulatory accounting practices adopted in 1988.

(b) Items of telecommunications plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein, estimated if not known.

(c) The Company's provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of plant with similar characteristics. The Company is allowed by regulatory authorities to use reserve deficiency amortization in conjunction with the remaining life method. For years 1993, 1992 and 1991, depreciation expressed as a percentage of average depreciable plant was 7.1%, 6.6% and 7.1%, respectively.


                                                           Schedule VI-Sheet 1

                       THE OHIO BELL TELEPHONE COMPANY

                     SCHEDULE VI-ACCUMULATED DEPRECIATION

                            (Millions of Dollars)
             COL.A              COL.B      COL.C    COL.D    COL.E     COL.F
                                Balance  Additions
                               Beginning Charged to Retire-  Other    Balance
                                  of      Expenses  ments   Changes    End of
         Classification         Period    Note (a) Note (a) Note (b)   Period


            Year 1993
Buildings..................... $  138.7   $ 15.2    $  4.5   $ -     $  149.4
Computers and Other
  Office Equipment............    122.1     28.3      11.1     -        139.3
Vehicles and Other
  Work Equipment..............     44.7     11.8       6.9     -         49.6
Central Office Equipment......    855.1    223.7     113.1      .5      966.2
Information Origination/
  Termination Equipment.......     34.4      4.7       1.6     (.5)      37.0
Cable and Wire Facilities.....    990.8    103.5      28.9     -      1,065.4
Capitalized Lease Assets......      5.0       .6       2.0     -          3.6

Total Telecommunications
       Plant.................. $2,190.8   $387.8    $168.1   $ -     $2,410.5


            Year 1992
Buildings..................... $  130.3   $ 14.8    $  6.4   $ -     $  138.7
Computers and Other
  Office Equipment............    106.9     30.9      15.7     -        122.1
Vehicles and Other
  Work Equipment..............     42.8     12.3      10.4     -         44.7
Central Office Equipment......    806.8    173.8     126.3      .8      855.1
Information Origination/
  Termination Equipment.......     42.6      4.9      12.3     (.8)      34.4
Cable and Wire Facilities.....    920.3     97.6      27.1     -        990.8
Capitalized Lease Assets......      6.0       .5       1.5     -          5.0

Total Telecommunications
       Plant.................. $2,055.7   $334.8    $199.7   $ -     $2,190.8














The notes on page 45 are an integral part of this schedule.

                                                           Schedule VI-Sheet 2

                       THE OHIO BELL TELEPHONE COMPANY

                     SCHEDULE VI-ACCUMULATED DEPRECIATION

                            (Millions of Dollars)
             COL.A              COL.B      COL.C    COL.D    COL.E     COL.F
                                Balance  Additions
                               Beginning Charged to Retire-  Other    Balance
                                  of      Expenses  ments   Changes    End of
         Classification         Period    Note (a) Note (a) Note (b)   Period

            Year 1991
Buildings..................... $  123.8   $ 15.5    $  9.3   $  .3   $  130.3
Computers and Other
  Office Equipment............    119.5     32.1      45.3      .6      106.9
Vehicles and Other
  Work Equipment..............     39.8     11.4       8.2     (.2)      42.8
Central Office Equipment......    711.7    183.5      95.3     6.9      806.8
Information Origination/
  Termination Equipment.......     43.2      4.1       2.1    (2.6)      42.6
Cable and Wire Facilities.....    828.9    115.3      30.7     6.8      920.3
Capitalized Lease Assets......      7.0      1.0       1.5     (.5)       6.0

Total Telecommunications
       Plant.................. $1,873.9   $362.9    $192.4   $11.3   $2,055.7





(a) Includes the amortization of the undepreciated balance and retirement of investment in tools and equipment costing less than five hundred dollars but more than two hundred dollars for items purchased prior to January 1, 1989. In 1992 depreciation expense includes $11.3 of reserve deficiency amortization included in Column E in 1991. See note (b) below.

(b) Column E also includes transfers between classifications. In addition, during 1991, the FCC required that certain amortizations be deferred to the following year by recording the amounts in a deferred charge account. These amounts were reversed in 1992 and charged to depreciation expense.

















                       THE OHIO BELL TELEPHONE COMPANY

                  SCHEDULE VIII-ALLOWANCE FOR UNCOLLECTIBLES

                             (Millions of Dollars)
       COL.A               COL.B           COL.C           COL.D      COL.E
                                         Additions

                                    Charged   Charged
                         Balance      to      to Other               Balance
                        Beginning   Expenses  Accounts  Deductions    End of
   Descriptions         of Period   Note (a)  Note (b)   Note (c)     Period
  Year 1993 .........     $ 19.8     $ 10.4    $ 4.2      $ 16.2      $ 18.2
  Year 1992 .........       26.0       10.6      2.3        19.1        19.8
  Year 1991 .........       14.9       35.9      2.3        27.1        26.0



(a) Excludes direct charges and credits to expense on the Statements of Income and Reinvested Earnings related to interexchange carrier receivables.

(b) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to interexchange carrier receivables which are being billed by the Company.

(c)  Amounts written off as uncollectible.