Form 10-Q
period 1994-03-31
OHIO BELL TELEPHONE CO
filed 1994-05-12
CIK 73945

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549




                                  Form 10-Q




        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended March 31, 1994


                                      or


         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-6781



                       THE OHIO BELL TELEPHONE COMPANY



             (Incorporated under the laws of the State of Ohio)



               I.R.S. Employer Identification Number 34-0436390



                  45 Erieview Plaza, Cleveland, Ohio  44114




                       Telephone Number 216-822-9700



THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .

At April 30, 1994, one common share was outstanding.


Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                        PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by The Ohio Bell
Telephone Company ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                             (Dollars in Millions)
                                  (Unaudited)
                                                       For the 3 Months
                                                        Ended March 31
                                                    1994             1993
Revenues  . . . . . . . . . . . . . . . . . . .    $532.9           $512.4
Operating expenses
  Depreciation and amortization . . . . . . . .      95.8             96.7
  Employee-related expenses . . . . . . . . . .     119.7            116.7
  Other operating expenses  . . . . . . . . . .     139.3            136.6
  Taxes other than income taxes . . . . . . . .      57.6             56.1
  Work force restructuring  . . . . . . . . . .     132.5              -

                                                    544.9            406.1
Operating income (loss) . . . . . . . . . . . .     (12.0)           106.3

Interest expense  . . . . . . . . . . . . . . .      15.3             15.4
Other expense (income) - net. . . . . . . . . .      (3.4)             6.7

Income (loss) before income taxes . . . . . . .     (23.9)            84.2

Income taxes  . . . . . . . . . . . . . . . . .      (6.7)            22.3

Net income (loss). . . . . . . . . . . . . . .      (17.2)            61.9

Reinvested earnings - at beginning of period .      236.8            216.7

Less dividends . . . . . . . . . . . . . . . .       66.4             61.8

Reinvested earnings - at end of period . . . .     $153.2           $216.8


See Note to Condensed Financial Statements.

                                      2

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                            CONDENSED BALANCE SHEETS

                             (Dollars in Millions)
                                              March 31, 1994 December 31, 1993
                                                (Unaudited)    (Derived from
                                                             audited financial
   																					                                        statements)
ASSETS

  Current assets
    Cash . . . . . . . . . . . . . . . . . .     $     -          $     -
    Receivables - net
      Customers and agents                          292.4            287.1
      Ameritech and affiliates . . . . . . .         22.4             28.1
      Other  . . . . . . . . . . . . . . . .         19.1             17.5
    Material and supplies  . . . . . . . . .          5.4             14.2
    Prepaid and other  . . . . . . . . . . .         30.9             30.0
                                                    370.2            376.9

  Telecommunications plant . . . . . . . . .      5,611.1          5,602.0
    Less:  accumulated depreciation  . . . .      2,447.0          2,410.5
                                                  3,164.1          3,191.5

  Investments, principally in affiliates . .         58.1             63.2

  Other assets and deferred charges  . . . .         97.5            161.4

      Total assets . . . . . . . . . . . . .     $3,689.9         $3,793.0

LIABILITIES AND SHAREOWNER'S EQUITY

  Current liabilities
    Debt maturing within one year
      Ameritech  . . . . . . . . . . . . . .     $   26.6         $   35.5
      Other  . . . . . . . . . . . . . . . .         11.3             11.3
    Accounts payable
      Ameritech and affiliates . . . . . . .         75.6             83.2
      Other  . . . . . . . . . . . . . . . .         92.3            107.1
    Other current liabilities. . . . . . . .        416.0            373.9
                                                    621.8            611.0

  Long-term debt . . . . . . . . . . . . . .        837.1            837.1

  Deferred credits and other long-term liabilities
    Accumulated deferred income taxes  . . .        293.6            342.7
    Unamortized investment tax credits . . .         70.2             72.9
    Postretirement benefits other than pensions     494.2            461.0
    Long-term payable to Ameritech Services, Inc.    18.5             19.7
    Other  . . . . . . . . . . . . . . . . .        191.2            201.7
                                                  1,067.7          1,098.0

  Shareowner's equity
    Common stock - one share issued and
      outstanding, without par value . . . .      1,010.1          1,010.1
    Reinvested earnings  . . . . . . . . . .        153.2            236.8
                                                  1,163.3          1,246.9

      Total liabilities and shareowner's equity  $3,689.9         $3,793.0

See Note to Condensed Financial Statements.

                                      3

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                      CONDENSED STATEMENTS OF CASH FLOWS

                             (Dollars in Millions)
                                  (Unaudited)
                                             For The 3 Months Ended March 31,
                                                    1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss). . . . . . . . . . . . . .     	$ (17.2)	        	$ 61.9
Adjustments to net income (loss):
  Restructuring charge - net of tax. . . . .         86.1               -
  Depreciation and amortization. . . . . . .         95.8             96.7
  Deferred income taxes - net  . . . . . . .        (10.1)            (2.5)
  Investment tax credits - net . . . . . . .         (2.7)            (4.2)
  Interest during construction . . . . . . .          (.9)             (.8)
  Provision for uncollectibles . . . . . . .          4.5              2.7
  (Increase) decrease in accounts
    receivable . . . . . . . . . . . . . . .         (5.8)             2.9
  (Increase) decrease in materials and
    supplies . . . . . . . . . . . . . . . .           .6             (2.0)
  Decrease in prepaid expenses and certain
    other current assets . . . . . . . . . .          3.4              1.6
  (Decrease) in accounts payable . . . . . .        (22.5)           (49.3)
  Increase (decrease) in accrued taxes . . .           .1            (20.9)
  Increase in certain other current
    liabilities. . . . . . . . . . . . . . .          5.5              8.4
  Change in certain other noncurrent assets
    and liabilities. . . . . . . . . . . . .          (.6)           (14.2)
  Other  . . . . . . . . . . . . . . . . . .         (3.8)             4.3

Net cash from operating activities                  132.4             84.6

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - net . . . . . . . . .        (60.7)           (74.3)
Proceeds from (cost of) disposal
  of telecommunications plant. . . . . . . .          2.9              (.5)


Net cash from investing activities . . . . .        (57.8)           (74.8)

CASH FLOWS FROM FINANCING ACTIVITIES:

Intercompany financing - net . . . . . . . .         (8.8)            (8.2)
Retirements of long-term debt. . . . . . . .          (.1)             (.2)
Costs of refinancing long-term debt. . . . .           -               (.1)
Dividend payments. . . . . . . . . . . . . .        (65.7)              -


Net cash from financing activities . . . . .        (74.6)            (8.5)

Net increase (decrease) in cash  . . . . . .           -               1.3

Cash at beginning of period. . . . . . . . .           -                -

Cash at end of period. . . . . . . . . . . .       $   -            $  1.3

See Note to Condensed Financial Statements.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY

                   NOTE TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

WORK FORCE RESTRUCTURING

On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,500 at the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech is implementing an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, the Company is offering financial incentives under terms of its current contract with the CWA to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a first quarter charge of $132.5 million or $86.1 million after-tax. The charge reduced the Company's prepaid pension asset by $76.2 million for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $32.9 million related to SFAS No. 106 "Employers Accounting for Postretirement Benefits Other than Pensions" and an increase in a severance accrual of $23.4 million.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


The following is a discussion and analysis of the results of operations of the Company for the three month period ended March 31, 1994, and for the same period in the prior year.

REVENUES

Total revenues were $532.9 million in the three months ended March 31, 1994, and $512.4 million in the three months ended March 31, 1993. The increase was due primarily to higher local call volumes and access usage, lower payments to an interstate pool and growth in access lines. Lower access and toll rates and higher uncollectible revenues partially offset the above increases.


Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)  % Change

Local service                     $294.8     $279.4     $15.4       5.5

The $15.4 million increase in local service revenues was due mainly to higher call volumes, growth in access lines and increased usage of custom calling features.

Customer lines increased from 3,415,249 at March 31, 1993, to 3,522,379 at March 31, 1994.



Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)  % Change

Network access:

    Interstate                    $109.9     $103.8      $6.1       5.9

    Intrastate                     $35.5      $34.5      $1.0       2.9

The increase of $6.1 million in interstate access revenues was due principally to higher volumes and lower payments to an interstate pool, partially offset by lower rates. Network access revenues from intrastate services increased $1.0 million due principally to higher volumes, partially offset by lower rates.



Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)  % Change

Long distance                      $47.2      $48.7     $(1.5)     (3.1)

Lower intralata long distance rates effective December 1, 1993 were the major contributor to the decrease in long distance revenue.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


Three months ended                      March 31
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Other                              $45.5      $46.0      $(.5)      (1.1)

The decrease was due primarily to higher uncollectible revenues, partially offset by higher revenues from inside wire maintenance and installation services.



OPERATING EXPENSES

Total operating expenses were $544.9 million in the three months ended
March 31, 1994, and $406.1 million in the three months ended March 31, 1993. The increase was due primarily to a work force restructuring charge and higher contracted services. The increases were partially offset by lower salaries, wages and related payments and lower benefit expense.


Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994        1993   (Decrease)   % Change

Employee-related expenses         $119.7      $116.7     $3.0        2.6

The increase in employee related expenses was due primarily to higher postretirement benefits expense and higher incentive compensation expense. These increases were partially offset by lower salaries and wages as a result of lower employee levels and lower overtime charges.

At March 31, 1994, the Company had 9,960 employees compared to 10,469 at March 31, 1993. The reduction of 509 employees included approximately 270 employees leaving the Company through force reduction programs.




Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994        1993   (Decrease)    % Change

Other operating expenses          $139.3      $136.6     $2.7         2.0

The increase in other operating expenses was due principally to increased costs and expenses for contracted services. The increase in contracted services includes higher charges from Ameritech Services, Inc., for services provided. Lower materials and supplies expense, access expense and advertising expense partially offset the above increase.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994        1993   (Decrease)   % Change

Depreciation and amortization      $95.8       $96.7     $(.9)       (.9)

Depreciation expense decreased slightly due to a lower average composite depreciation rate offset by higher plant investment.



Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994        1993   (Decrease)   % Change

Taxes other than income taxes      $57.6       $56.1     $1.5        2.7

Taxes other than income taxes increased due to higher property tax expense reflecting an increase in property tax rates.



Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)    % Change

Restructuring charge              $132.5         -     $132.5          -

As more fully discussed in the Notes to the Financial Statements, Ameritech (the Company's parent) announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,500 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $132.5 million or $86.1 million after-tax. A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $35.9 million. Settlement gains of an estimated $50.0 million, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan. Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech advised the Company that it expects that approximately two-thirds of the 1,500 employees will leave the payroll in 1994 with the balance by the end of the third quarter of 1995. Ameritech will manage the departure of all 6,000 employees to minimize disruption within its business (including its entire five-state region) and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements may require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $75.0 million on an annual basis upon completion of the program. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


INTEREST EXPENSE, OTHER EXPENSES AND INCOME TAXES


Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994        1993   (Decrease)   % Change

Interest expense                   $15.3       $15.4     $(.1)       (.6)

In the first quarter of 1994 higher average long-term debt was offset by lower average short-term debt as compared to the first quarter of 1993. The average interest rate on long-term and short-term debt remained about the same for the first quarter of 1994.



Three months ended                     March 31
                                                       Increase
(Dollars in millions)              1994        1993   (Decrease)   % Change

Other expense (income) - net       $(3.4)       $6.7   $(10.1)        -

Other expense (income)-net decreased by $10.1 million due principally to 1993 costs and expenses of $9.5 million related to the redemption of the Company's debentures.



Three months ended                     March 31
                                                       Increase
(Dollars in Millions)              1994        1993   (Decrease)   % Change

Income taxes                       $(6.7)      $22.3   $(29.0)        -

Federal income taxes decreased $29.0 million due principally to decreased taxable income as a result of the 1994 work force restructuring charge.



OTHER INFORMATION

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY



In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.

Regulatory Proceedings

Hearings are scheduled to begin on June 6, 1994, with the Public Utilities Commission of Ohio on the Company's alternative regulation proposal, called Advantage Ohio, and on the Office of the Consumers' Counsel complaint alleging that the Company is earning in excess of its authorized rate of return.

Form 10-Q Part II                              THE OHIO BELL TELEPHONE COMPANY


                         PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

    Reports on Form 8-K.

    No Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q                                      THE OHIO BELL TELEPHONE COMPANY



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              The Ohio Bell Telephone Company




Date:  May 12, 1994                           /s/ R. A. Brown
                                              Richard A. Brown
                                              Vice President and Comptroller
                                              (Principal Accounting Officer)