Form 10-Q
period 1994-06-30
OHIO BELL TELEPHONE CO
filed 1994-08-12
CIK 73945

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  Form 10-Q


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1994

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

At July 31, 1994, one common share was outstanding.



Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                        PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by The Ohio Bell
Telephone Company ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Form 10-Q quarterly report previously filed in the current year.

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                                             (Dollars in Millions)
                                                   (Unaudited)
                                   Three Months Ended      Six Months Ended
                                         June 30                June 30
                                    1994        1993       1994        1993
Revenues  . . . . . . . . . . . .  $546.1      $524.9    $1,079.0    $1,037.3

Operating expenses
  Depreciation and amortization .    95.6        97.1       191.4       193.8
  Employee-related expenses . . .   126.1       120.5       245.8       237.2
  Other operating expenses  . . .   147.5       137.4       286.8       274.0
  Taxes other than income taxes .    57.5        55.7       115.1       111.8
  Work force restructuring             -           -        132.5          -

                                    426.7       410.7       971.6       816.8
Operating income  . . . . . . . .   119.4       114.2       107.4       220.5

Interest expense  . . . . . . . .    15.5        14.9        30.8        30.3
Other expense (income) - net  . .    (3.9)       (2.9)       (7.3)        3.8

Income before income taxes  . . .   107.8       102.2        83.9       186.4

Income taxes  . . . . . . . . . .    29.9        28.4        23.2        50.7

Net income  . . . . . . . . . . .    77.9        73.8        60.7       135.7

Reinvested earnings
  - at beginning of period  . . .   153.2       216.8       236.8       216.7

Less dividends  . . . . . . . . .    69.0        68.6       135.4       130.4

Reinvested earnings
  - at end of period  . . . . . .  $162.1      $222.0      $162.1    $  222.0

See Note to Condensed Financial Statements.

                                      2

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY

                            CONDENSED BALANCE SHEETS
                             (Dollars in Millions)
                                                June 30, 1994   Dec. 31, 1993
                                                  (Unaudited)   (Derived from
                                                             audited financial
                                                                  statements)

ASSETS

  Current assets
    Cash . . . . . . . . . . . . . . . . . .     $     -          $     -
    Receivables - net
      Customers and agents . . . . . . . . .        308.9            287.1
      Ameritech and affiliates . . . . . . .         22.0             28.1
      Other  . . . . . . . . . . . . . . . .         15.8             17.5
    Material and supplies  . . . . . . . . .          6.7             14.2
    Prepaid and other  . . . . . . . . . . .         33.4             30.0
                                                    386.8            376.9

  Telecommunications plant . . . . . . . . .      5,652.1          5,602.0
    Less:  accumulated depreciation  . . . .      2,514.5          2,410.5
                                                  3,137.6          3,191.5

  Investments, principally in affiliates . .         60.7             63.2

  Other assets and deferred charges  . . . .         99.8            161.4

      Total assets . . . . . . . . . . . . .     $3,684.9         $3,793.0

LIABILITIES AND SHAREOWNER'S EQUITY

  Current liabilities
    Debt maturing within one year
      Ameritech  . . . . . . . . . . . . . .     $   57.5         $   35.5
      Other  . . . . . . . . . . . . . . . .         11.3             11.3
    Accounts payable
      Ameritech and affiliates . . . . . . .         67.9             83.2
      Other  . . . . . . . . . . . . . . . .        107.3            107.1
    Other current liabilities. . . . . . . .        378.8            373.9
                                                    622.8            611.0

  Long-term debt . . . . . . . . . . . . . .        837.1            837.1

  Deferred credits and other long-term liabilities
    Accumulated deferred income taxes  . . .        292.1            342.7
    Unamortized investment tax credits . . .         67.4             72.9
    Postretirement benefits other than pensions     495.0            461.0
    Long-term payable to Ameritech Services, Inc.    18.5             19.7
    Other  . . . . . . . . . . . . . . . . .        179.8            201.7
                                                  1,052.8          1,098.0

  Shareowner's equity
    Common stock - one share issued and
      outstanding, without par value . . . .      1,010.1          1,010.1
    Reinvested earnings  . . . . . . . . . .        162.1            236.8
                                                  1,172.2          1,246.9

      Total liabilities and shareowner's equity  $3,684.9         $3,793.0

See Note to Condensed Financial Statements.

                                        3

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)
                                               For the 6 Months Ended June 30,
                                                   1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . .       $ 60.7          $135.7
Adjustments to net income:
  Work force restructuring - net of tax. . .         86.1               -
  Depreciation and amortization. . . . . . .        191.4            193.8
  Deferred income taxes - net  . . . . . . .        (19.0)            (9.5)
  Investment tax credits - net . . . . . . .         (5.6)            (8.4)
  Interest during construction . . . . . . .         (1.9)            (1.6)
  Provision for uncollectibles . . . . . . .          7.9              5.1
  (Increase) in accounts receivable. . . . .        (22.0)             (.9)
  (Increase) in materials and supplies . . .          (.9)            (4.4)
  Decrease in prepaid expenses and certain
    other current assets . . . . . . . . . .          5.3               .7
  (Decrease) in accounts payable . . . . . .        (15.8)           (80.1)
  (Decrease) in accrued taxes. . . . . . . .        (38.3)           (35.4)
  Increase in certain other current
    liabilities. . . . . . . . . . . . . . .          4.8             19.2
  Change in certain other noncurrent assets
    and liabilities  . . . . . . . . . . . .        (17.8)           (21.7)
  Other  . . . . . . . . . . . . . . . . . .          2.9             11.2

Net cash from operating activities . . . . .        237.8            203.7

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - net . . . . . . . . .       (127.7)          (155.0)
Proceeds from (cost of) disposal of
  telecommunications plant . . . . . . . . .           .3              (.8)

Net cash from investing activities . . . . .       (127.4)          (155.8)

CASH FLOWS FROM FINANCING ACTIVITIES:

Intercompany financing - net . . . . . . . .         22.0            (99.7)
Issuance of long-term debt . . . . . . . . .           -             247.9
Retirements of long-term debt  . . . . . . .          (.3)          (125.4)
Costs of refinancing long-term debt  . . . .           -              (8.9)
Dividend payments  . . . . . . . . . . . . .       (132.1)           (61.8)

Net cash from financing activities . . . . .       (110.4)           (47.9)

Net increase (decrease) in cash  . . . . . .           -                -

Cash at beginning of period  . . . . . . . .           -                -

Cash at end of period  . . . . . . . . . . .       $   -            $   -

See Note to Condensed Financial Statements.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                   NOTE TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


WORK FORCE RESTRUCTURING

On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Under terms of agreements between the Company, Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a charge in the first quarter of 1994 of $132.5 million or $86.1 million after-tax. This charge reduced the Company's prepaid pension asset by $76.2 million for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $32.9 million related to SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other than Pensions") and a severance accrual of $23.4 million.

In June, Ameritech completed the first phase of its restructuring plan, having solicited volunteers to leave the Company. The response to date is exceeding expectations. Ameritech management is in the process of evaluating the specific job functions and locations of the employees who have requested to leave under the plan to ensure that service to customers will not be adversely affected. The task is complex as the intended 6,000 employee force reduction represents approximately twelve percent of the nonmanagement work force. Accordingly, insufficient information currently exists to adjust the restructuring accrual. Ameritech expects to complete this process in the third quarter and the Company will increase its restructuring accrual to the appropriate level. The adjustment could be material.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


The following is a discussion and analysis of the results of operations of the Company for the six month period ended June 30, 1994, and for the same period in the prior year.

REVENUES

Total revenues were $1,079.0 million in the six months ended June 30, 1994, and $1,037.3 million in the six months ended June 30, 1993. The increase was due primarily to higher local call volumes and access usage, growth in access lines and lower payments to an interstate pool. Lower access and toll rates and higher uncollectible revenues partially offset the above increases.



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Local service                     $595.4     $564.8     $30.6         5.4

The $30.6 million increase in local service revenues was due mainly to higher call volumes, growth in access lines and increased usage of custom calling features.

Customer lines increased from 3,426,539 at June 30, 1993, to 3,538,217 at June 30, 1994.



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Network access:

    Interstate                    $220.5     $212.9      $7.6         3.6

    Intrastate                     $70.1      $71.5     $(1.4)       (2.0)

The increase of $7.6 million in interstate access revenues was due principally to higher volumes and lower payments to an interstate pool, partially offset by lower rates. Network access revenues from intrastate services decreased $1.4 million due principally to lower intrastate rates. Higher volumes partially offset the above decrease.



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Long distance                      $92.3      $94.8     $(2.5)       (2.6)

Lower intralata long distance rates effective December 1, 1993 were the major contributor to the decrease in long distance revenue.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Other                             $100.7      $93.3      $7.4         7.9

The increase was due mainly to nonrecurring revenues from a facilities lease and increased revenues from inside wire maintenance and installation services. Higher uncollectibles partially offset the above increases.



OPERATING EXPENSES

Total operating expenses were $971.6 million in the six months ended June 30, 1994, and $816.8 million in the six months ended June 30, 1993. The increase was due primarily to a work force restructuring charge and higher contracted services. The increases were partially offset by lower materials and supplies expense and depreciation expense.



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Employee-related expenses         $245.8     $237.2     $ 8.6         3.6

The increase in employee related expenses was due primarily to higher postretirement benefits expense, higher salary and wage rates and higher incentive compensation expense. These increases were partially offset by lower salaries and wages as a result of lower employee levels and lower overtime charges.

At June 30, 1994, the Company had 9,789 employees compared to 10,342 at
June 30, 1993. The reduction of 553 employees resulted primarily from force reduction programs.



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Other operating expenses          $286.8     $274.0     $12.8         4.7

The increase in other operating expenses was due principally to increased costs and expenses for contracted services. The increase in contracted services is a result of higher charges from Ameritech Services, Inc., for services provided. Lower materials and supplies expense and access expense partially offset the above increase.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Depreciation and amortization     $191.4     $193.8     $(2.4)       (1.2)

Depreciation expense decreased due to a lower average composite depreciation rate partially offset by higher plant investment.




Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Taxes other than income taxes     $115.1     $111.8      $3.3         3.0

Taxes other than income taxes increased due to higher property tax expense reflecting an increase in property tax rates.



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Restructuring Charge              $132.5         -     $132.5          -


As discussed more fully in the Note to the Financial Statements, Ameritech announced on March 25, 1994 that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including 1,500 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $132.5 million ($86.1 million on an after-tax basis). A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $35.9 million. Settlement gains of an estimated $50.0 million, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan (none recorded as of June 30, 1994). Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech originally advised the Company that it expected approximately two-thirds of the 1,500 employees would leave the payroll in 1994 with the balance departing by the end of the third quarter of 1995. 365 employees left the payroll in the second quarter of 1994 under this plan. As previously discussed in the Note, the program has generated more requests to leave the payroll than originally planned requiring revision to the expected number and timing of employees leaving the payroll which should be quantifiable in the third quarter of 1994. Ameritech will manage the departure of all employees to minimize disruption within its business and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY



The Company believes this program will reduce its employee-related costs by approximately $50,000 per terminated employee on an annual basis. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.


INTEREST EXPENSE, OTHER EXPENSES AND INCOME TAXES


Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Interest expense                   $30.8      $30.3       $.5         1.7

Interest expense increased in 1994 due to higher average long-term debt outstanding at lower average interest rates. This increase was largely offset by lower short-term debt outstanding at higher average interest rates. In 1993 early redemptions of long-term debt were temporarily funded with short-term debt prior to the issuance of new long-term debt at lower interest rates.




Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Other expense (income) - net       $(7.3)      $3.8    $(11.1)         -

Other expense (income)-net decreased by $11.1 million due principally to 1993 costs and expenses of $9.5 million related to the redemption of the Company's debentures.



Six months ended                       June 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Income taxes                       $23.2      $50.7    $(27.5)         -

Federal income taxes decreased $27.5 million due principally to decreased taxable income as a result of the 1994 work force restructuring charge.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY



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

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would likely be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.



Regulatory Proceedings

Hearings began on June 22, 1994, with the Public Utilities Commission of Ohio on the Company's alternative regulation proposal, called Advantage Ohio, and on the Office of the Consumers' Counsel complaint alleging that the Company is earning in excess of its authorized rate of return and are ongoing.

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




                                              The Ohio Bell Telephone Company




Date:  August 12, 1994                        /s/ R. A. Brown
                                              Richard A. Brown
                                              Vice President - Comptroller
                                              (Principal Accounting Officer)