Form 10-Q
period 1994-09-30
OHIO BELL TELEPHONE CO
filed 1994-11-10
CIK 73945

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                  Form 10-Q


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1994

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

At October 31, 1994, one common share was outstanding.



Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                        PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by The Ohio Bell Telephone Company ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Form 10-Q quarterly reports previously filed in the current year.

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                                             (Dollars in Millions)
                                                   (Unaudited)
                                   Three Months Ended      Nine Months Ended
                                      September 30           September 30
                                    1994        1993       1994        1993

Revenues  . . . . . . . . . . . .  $541.0      $527.8    $1,620.0    $1,565.1

Operating expenses
  Depreciation and amortization .    95.6        97.1       287.0       290.9
  Employee-related expenses . . .   127.9       124.6       373.7       361.8
  Other operating expenses  . . .   158.1       136.5       444.9       410.5
  Taxes other than income taxes .    57.5        56.6       172.6       168.4
  Work force restructuring  . . .    54.6          -        187.1          -

                                    493.7       414.8     1,465.3     1,231.6
Operating income  . . . . . . . .    47.3       113.0       154.7       333.5

Interest expense  . . . . . . . .    16.5        16.0        47.3        46.3
Other expense (income) - net  . .    (2.7)       (3.6)      (10.0)         .2

Income before income taxes  . . .    33.5       100.6       117.4       287.0

Income taxes  . . . . . . . . . .     8.2        25.7        31.4        76.4

Net income  . . . . . . . . . . .    25.3        74.9        86.0       210.6

Reinvested earnings
  - at beginning of period  . . .   162.1       222.0       236.8       216.7

Less dividends  . . . . . . . . .    22.4        64.2       157.8       194.6

Reinvested earnings
  - at end of period  . . . . . .  $165.0      $232.7    $  165.0    $  232.7

See Note to Condensed Financial Statements.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                            CONDENSED BALANCE SHEETS
                             (Dollars in Millions)

                                            September 30, 1994   Dec. 31, 1993
                                                (Unaudited)      (Derived from
                                                             audited financial
                                                                  statements)
ASSETS

  Current assets
    Cash . . . . . . . . . . . . . . . . . .     $     -          $     -
    Receivables - net
      Customers and agents . . . . . . . . .        338.7            287.1
      Ameritech and affiliates . . . . . . .         23.0             28.1
      Other  . . . . . . . . . . . . . . . .         16.4             17.5
    Material and supplies  . . . . . . . . .          8.9             14.2
    Prepaid and other  . . . . . . . . . . .         37.5             30.0
                                                    424.5            376.9

  Telecommunications plant . . . . . . . . .      5,683.6          5,602.0
    Less:  accumulated depreciation  . . . .      2,563.2          2,410.5
                                                  3,120.4          3,191.5

  Investments, principally in affiliates . .         63.2             63.2

  Other assets and deferred charges  . . . .         98.1            161.4

      Total assets . . . . . . . . . . . . .     $3,706.2         $3,793.0

LIABILITIES AND SHAREOWNER'S EQUITY

  Current liabilities
    Debt maturing within one year
      Ameritech  . . . . . . . . . . . . . .     $   76.3         $   35.5
      Other  . . . . . . . . . . . . . . . .         11.3             11.3
    Accounts payable
      Ameritech and affiliates . . . . . . .         90.3             83.2
      Other  . . . . . . . . . . . . . . . .        105.7            107.1
    Other current liabilities. . . . . . . .        341.4            373.9
                                                    625.0            611.0

  Long-term debt . . . . . . . . . . . . . .        837.0            837.1

  Deferred credits and other long-term liabilities
    Accumulated deferred income taxes  . . .        276.0            342.7
    Unamortized investment tax credits . . .         64.7             72.9
    Postretirement benefits other than pensions     532.0            461.0
    Long-term payable to Ameritech Services, Inc.    18.5             19.7
    Other  . . . . . . . . . . . . . . . . .        177.9            201.7
                                                  1,069.1          1,098.0

  Shareowner's equity
    Common stock - one share issued and
      outstanding, without par value . . . .      1,010.1          1,010.1
    Reinvested earnings  . . . . . . . . . .        165.0            236.8
                                                  1,175.1          1,246.9

      Total liabilities and shareowner's equity  $3,706.2         $3,793.0

See Note to Condensed Financial Statements.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                         For the 9 Months Ended September 30,
                                                   1994             1993

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . .       $ 86.0           $210.6
Adjustments to net income:
  Work force restructuring - net of tax. . .        121.6                -
  Depreciation and amortization. . . . . . .        287.0            290.9
  Deferred income taxes - net  . . . . . . .        (23.3)           (25.2)
  Investment tax credits - net . . . . . . .         (8.2)           (12.5)
  Interest during construction . . . . . . .         (3.0)            (2.5)
  Provision for uncollectibles . . . . . . .         13.4              8.0
  (Increase) in accounts receivable. . . . .        (58.9)           (16.2)
  (Increase) in materials and supplies . . .         (3.1)            (4.2)
  Decrease in prepaid expenses and certain
    other current assets . . . . . . . . . .          5.6              4.6
  Increase (decrease)in accounts payable . .         14.0            (62.7)
  (Decrease)in accrued taxes . . . . . . . .        (29.7)           (19.4)
  Increase (decrease) in certain other
   current liabilities . . . . . . . . . . .        (17.5)            20.2
  Change in certain other noncurrent assets
    and liabilities  . . . . . . . . . . . .        (18.9)           (21.9)
  Other  . . . . . . . . . . . . . . . . . .           .6              9.1

Net cash from operating activities . . . . .        365.6            378.8

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - net . . . . . . . . .       (204.7)          (240.7)
Additional equity investments in ASI . . . .            -             (6.3)
Proceeds from (cost of) disposal of
  telecommunications plant . . . . . . . . .          (.2)            (1.7)

Net cash from investing activities . . . . .       (204.9)          (248.7)

CASH FLOWS FROM FINANCING ACTIVITIES:

Intercompany financing - net . . . . . . . .         40.9           (113.2)
Issuance of long-term debt . . . . . . . . .            -            247.9
Retirements of long-term debt  . . . . . . .          (.5)          (125.5)
Costs of refinancing long-term debt  . . . .            -             (8.9)
Dividend payments  . . . . . . . . . . . . .       (201.1)          (130.4)

Net cash from financing activities . . . . .       (160.7)          (130.1)

Net increase (decrease) in cash  . . . . . .            -                -

Cash at beginning of period  . . . . . . . .            -                -

Cash at end of period  . . . . . . . . . . .       $    -           $    -

See Note to Condensed Financial Statements.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


                   NOTE TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


WORK FORCE RESTRUCTURING

On March 25, 1994, the Company's parent, Ameritech, announced plans to reduce its existing nonmanagement work force by 6,000 employees by the end of 1995, including 1,500 at the Company. Under terms of agreements between the Company, the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of the current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

The Company recorded a first quarter 1994 charge of $132.5 million or $86.1 million after-tax to reflect the cost of the restructuring. This charge reduced the Company's prepaid pension asset by $76.2 million for pension enhancements and curtailment losses. The charge also included a curtailment loss of $32.9 million related to Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (SFAS No. 106) and an additional severance accrual of $23.4 million.

Employee response to the pension enhancement program and other financial incentives being offered by the Company has exceeded the Company's initial expectations. As a result, the Company expects its existing nonmanagement work force to be reduced by 2,327 through next year instead of the 1,500 originally estimated in March.

The Company recorded an additional charge in the third quarter of 1994 of $54.6 million or $35.5 million after-tax for the additional program participants and for revised participant demographics. The third quarter charge reflects settlement gains of $28.4 million associated with lump-sum pension payments made by the pension trust through September 30, 1994. This $54.6 million charge reduced the Company's prepaid pension asset by $4.2 million for pension enhancements and curtailment losses, net of the settlement gains. The charge also included a curtailment loss of $36.7 million related to SFAS No. 106 and an additional severance accrual of $13.7 million.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


The following is a discussion and analysis of the results of operations of the Company for the nine month period ended September 30, 1994, and for the same period in the prior year. Results for the nine months ended September 30, 1994 included after-tax charges of $121.6 million for work force restructuring.

REVENUES

Total revenues were $1,620.0 million in the nine months ended September 30, 1994, and $1,565.1 million in the nine months ended September 30, 1993. The increase was due primarily to higher local call volumes and access usage, growth in access lines and lower payments to an interstate pool. Lower access and toll rates and higher uncollectible revenues partially offset the above increases.


Nine months ended                       September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Local service                     $897.8     $854.1     $43.7         5.1

The $43.7 million increase in local service revenues was due mainly to higher call volumes, growth in access lines and increased usage of custom calling features.

Customer lines increased from 3,456,597 at September 30, 1993, to 3,579,452 at September 30, 1994.



Nine months ended                       September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Network access:

    Interstate                    $332.3     $320.3     $12.0         3.7

    Intrastate                    $103.5     $107.7     $(4.2)       (3.9)

The increase of $12.0 million in interstate access revenues was due principally to higher volumes, lower payments to an interstate pool and lower sharing accruals, partially offset by lower rates. Network access revenues from intrastate services decreased $4.2 million due principally to lower intrastate rates. Higher volumes partially offset the decrease attributable to lower intrastate rates.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


Nine months ended                       September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Long distance                     $139.0     $141.8     $(2.8)       (2.0)

Lower intralata long distance rates effective December 1, 1993 were the major contributors to the decrease in long distance revenue.


Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Other                             $147.4     $141.2      $6.2         4.4

The increase was due mainly to nonrecurring revenues from a facilities lease and increased revenues from inside wire maintenance and installation services. Higher uncollectibles partially offset the above increases.



OPERATING EXPENSES

Total operating expenses were $1,465.3 million in the nine months ended September 30, 1994, and $1,231.6 million in the nine months ended
September 30, 1993. The increase was due primarily to restructuring charges of $187.1 million and higher contracted services. The increases were partially offset by lower materials and supplies expense and depreciation expense.



Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Employee-related expenses         $373.7     $361.8     $11.9         3.3

The increase in employee-related expenses was due primarily to higher postretirement benefits expense, higher salary and wage rates, higher incentive compensation expense and higher overtime charges. These increases were partially offset by lower salaries and wages as a result of lower employee levels.

At September 30, 1994, the Company had 9,428 employees compared to 10,193 at September 30, 1993. The net reduction of 765 employees resulted primarily from force reduction programs.



Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Other operating expenses          $444.9     $410.5     $34.4         8.4

The increase in other operating expenses was due principally to increased costs and expenses for contracted services. The increase in contracted services is a result of higher charges from Ameritech Services, Inc. for services provided. Lower materials and supplies expense partially offset the above increase.

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Depreciation and amortization     $287.0     $290.9     $(3.9)       (1.3)

Depreciation expense decreased due to a lower average composite depreciation rate partially offset by higher plant investment.



Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Taxes other than income taxes     $172.6     $168.4      $4.2         2.5

Taxes other than income taxes increased due to higher property tax expense reflecting an increase in property tax rates.



Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Restructuring charges             $187.1         -     $187.1          -


As discussed more fully in the Note, the Company's parent, Ameritech, announced on March 25, 1994 that it would reduce its existing nonmanagement work force by 6,000 employees by the end of 1995, including 1,500 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition. The Company now expects its nonmanagement work force to be reduced by 2,327 employees through next year instead of the 1,500 originally estimated in March. A charge for 1,500 employees was recorded in the first quarter and an additional charge was recorded in the third quarter to reflect acceptance of the plan by a total of 2,327 employees.

This program resulted in a first quarter 1994 charge of $132.5 million ($86.1 million on an after-tax basis) and an additional charge of $54.6 million ($35.5 million on an after-tax basis) in the third quarter of 1994 for a total charge of $187.1 million ($121.6 million on an after-tax basis). The additional charge of $54.6 million includes the effect of $28.4 million in settlement gains associated with lump-sum pension payments through September 30, 1994.

The Company originally estimated that 1,500 employees were expected to leave under the program. The Company currently estimates that, including the additional 827 employees, approximately 1,723 will leave under the program in 1994 and 604 in 1995. These employee reductions by quarter are as follows:
365 (actual) in the second quarter of 1994, 358 (actual) in the third quarter of 1994, 1,000 (estimated) in the fourth quarter of 1994, 50 (estimated) in the first quarter of 1995, 150 (estimated) in the second quarter of 1995,

Form 10-Q Part I                               THE OHIO BELL TELEPHONE COMPANY


and the balance of 404 (estimated) in the third quarter of 1995. As previously discussed in the Note, the program has generated more employee requests to accept the incentives offered than originally planned, requiring revision to the expected number and timing of employees terminating employment. The Company is managing the departure of all employees to minimize disruption within its business and to its customers, while still accommodating the individual employee's acceptance of the program. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments totaling approximately $50.0 million) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per departing employee on an annual basis. The projected savings will be partially offset by the hiring of new employees to accommodate growth and ensure high quality customer service, and to meet staffing requirements for new business opportunities.


INTEREST EXPENSE, OTHER EXPENSES AND INCOME TAXES


Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Interest expense                   $47.3      $46.3      $1.0         2.2

Interest expense increased in 1994 due to higher average long-term debt outstanding at lower average interest rates. This increase was largely offset by lower short-term debt outstanding in 1994 at higher average interest rates. In 1993, early redemptions of long-term debt were temporarily funded with short-term debt prior to the issuance of new long-term debt at lower interest rates.



Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Other expense (income) - net      $(10.0)      $ .2    $(10.2)         -

Other expense (income)-net decreased by $10.2 million due principally to 1993 costs and expenses of $9.5 million related to the early redemption of the Company's debentures.



Nine months ended                   September 30
                                                       Increase
(Dollars in millions)              1994       1993    (Decrease)   % Change

Income taxes                       $31.4      $76.4    $(45.0)      (58.9)

Federal income taxes decreased $45.0 million due principally to decreased pre-tax income as a result of the 1994 work force restructuring charges.

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

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company is currently reviewing these criteria in light of the changes in its regulatory environment discussed below to ensure the continuing application of SFAS No. 71 is still appropriate.



Regulatory Proceedings

The complaint brought against the Company by Allnet Communications Services, Inc. was decided by the Ohio Supreme Court on September 14, 1994. The Supreme Court affirmed the decision of the Public Utilities Commission of Ohio (PUCO), turning down Allnet's claims that the Company's access charges are too high and that the Company is discriminating in favor of itself by failing to provide intraLATA presubscription, also known as Dial One Plus.

On September 20, 1994, the Company filed with the PUCO a Stipulation and Recommendation (the "Stipulation") in the Advantage Ohio and Office of the Consumers' Counsel complaint proceedings. The Stipulation includes no earnings regulation for at least six years, $84.4 million in rate reductions phased in over six years, a six year cap on certain basic exchange service rates, a price cap adjustment mechanism for rates not subject to the six year cap, network improvement commitments, streamlined approval processes for new services and contracts and expanded lifeline service. Hearings concluded on the Stipulation on October 19, 1994. The Stipulation, which was signed by the Company and some of the parties to these proceedings, must still be approved by the PUCO.

Form 10-Q Part II                              THE OHIO BELL TELEPHONE COMPANY



                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

 (a)   Exhibits:

       27 Financial data schedule for the nine months ended September 30, 1994.

 (b)   Reports on Form 8-K.

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




                                              The Ohio Bell Telephone Company




Date:  November 10, 1994                      /s/ R. A. Brown
                                              Richard A. Brown
                                              Vice President - Comptroller
                                              (Principal Accounting Officer)