Form 10-Q
period 1995-06-30
OHIO BELL TELEPHONE CO
filed 1995-08-07
CIK 73945

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995

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

At July 31, 1995, one common share was outstanding.

Form 10-Q Part I                      The Ohio Bell Telephone Company


                      Part I - Financial Information

The following condensed financial statements have been prepared by The Ohio Bell Telephone Company (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in the current year.

     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                           (Dollars in Millions)
                              (Unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30               June 30
                                    1995        1994       1995     1994

Revenues                          $  550.6   $  549.5   $1,085.6  $1,086.9
                                  --------   --------   --------  --------
Operating Expenses
  Employee-related expenses          110.9      126.1      227.7     245.8
  Depreciation and amortization       89.0       95.6      177.2     191.4
  Other operating expenses           168.1      150.9      329.0     294.7
  Restructuring (credit) charge        --         --       (37.4)    132.5
  Taxes other than income taxes       56.7       57.5      112.4     115.1
                                  --------   --------   --------  --------

                                     424.7      430.1      808.9     979.5
                                  --------   --------   --------  --------
Operating income                     125.9      119.4      276.7     107.4
Interest expense                      14.3       14.5       28.7      28.9
Other income, net                     (1.5)      (2.9)      (2.1)     (5.4)
                                  --------   --------   --------  --------

Income before income taxes           113.1      107.8      250.1      83.9

Income taxes                          37.2       29.9       83.6      23.2
                                  --------   --------   --------  --------

Net income                            75.9       77.9      166.5      60.7

Reinvested earnings (deficit),
 beginning of period                (197.1)     153.2     (242.0)    236.8
 Less, dividends                      46.0       69.0       91.7     135.4
                                  --------   --------   --------  --------
Reinvested earnings (deficit),
 end of period                    $ (167.2)  $  162.1   $ (167.2)   $162.1
                                  ========   ========   ========    ======

See Notes to Condensed Financial Statements.

Form 10-Q Part I                         The Ohio Bell Telephone Company


                         CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments          $    --           $   60.5
 Receivables, net
  Customers                                       393.6            350.1
  Ameritech and affiliates                         24.1             25.6
  Other                                            18.6             17.3
 Material and supplies                              8.0              3.3
 Prepaid and other                                 65.2             82.2
                                              ---------         --------
                                                  509.5            539.0
                                              ---------         --------
Property, plant and equipment                   5,677.6          5,572.5
Less, accumulated depreciation                  3,362.8          3,213.8
                                              ---------         --------
                                                2,314.8          2,358.7
                                              ---------         --------

Investments, principally in affiliates             60.4             65.8
Other assets and deferred charges                 160.3             88.0
                                              ---------         --------

Total assets                                   $3,045.0         $3,051.5
                                              =========         ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                      The Ohio Bell Telephone Company

                          (Dollars in Millions)


                                           June 30, 1995     Dec. 31,1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
   Ameritech                                   $   13.2         $   --
   Other                                           --                0.4
 Accounts payable
  Ameritech Services, Inc. (ASI)                  136.5            126.2
  Ameritech and affiliates                         31.8             38.3
  Other                                           119.4            167.3
 Other current liabilities                        298.0            355.9
                                               --------         --------
                                                  598.9            688.1
                                               --------         --------
Long-term debt                                    834.9            834.9
                                               --------         --------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes                 91.7             77.2
 Unamortized investment tax credits                47.4             51.9
 Postretirement benefits other than pensions      551.6            547.2
 Long-term payable to ASI                          17.4             18.5
 Other                                             60.2             65.6
                                               --------         --------
                                                  768.3            760.4
                                               --------         --------
Shareowner's equity
 Common shares(one share issued
   and outstanding without par value)           1,010.1          1,010.1
 Reinvested deficit                              (167.2)          (242.0)
                                               --------         --------
                                                  842.9            768.1
                                               --------         --------

Total liabilities and shareowner's equity      $3,045.0         $3,051.5
                                               ========         ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                             The Ohio Bell Telephone Company

                    CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in Millions)
                              (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                       1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  166.5   $  60.7
 Adjustments to net income
 Restructuring (credit) charge, net of tax              (24.3)     86.1
 Depreciation and amortization                          177.2     191.4
 Deferred income taxes, net                              (1.6)    (19.0)
 Investment tax credits                                  (4.5)     (5.6)
 Interest during construction                            (2.1)     (1.9)
 Provision for uncollectibles                             8.9       7.9
 Change in accounts receivable                          (52.1)    (22.0)
    Change in material and supplies                      (5.7)     (0.9)
 Change in certain other current assets                 (47.0)      5.3
 Change in accounts payable                             (44.1)    (15.8)
 Change in certain other current liabilities            (28.1)    (33.5)
 Change in certain other noncurrent
  assets and liabilities                                (19.2)    (17.8)
 Other                                                    5.9       2.9
                                                     --------  --------
Net cash from operating activities                      129.8     237.8
                                                     --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (131.2)   (127.7)
Proceeds from disposals of
  property, plant and equipment                           0.9       0.3
Other investing activities, net                           0.3      --
                                                     --------  --------
Net cash from investing activities                     (130.0)   (127.4)
                                                     --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net                              13.2      22.0
Retirements of long-term debt                            (0.2)     (0.3)
Dividend payments                                       (73.3)   (132.1)
                                                     --------  --------

Net cash from financing activities                      (60.3)   (110.4)
                                                     --------  --------

Net decrease in cash and
  temporary cash investments                            (60.5)     --
Cash and temporary cash investments at
  beginning of period                                    60.5      --
                                                     --------  --------
Cash and temporary cash investments at
  end of period                                       $    --   $   --
                                                     ========  ========


See Notes to Condensed Financial Statements.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)

                              JUNE 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program, including 2,801 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that corresponds to contract expiration in 1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $132.5, or $86.1 after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $37.4, or $24.3 after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments from the Ameritech pension plan to former employees. Settlement gains were not recorded in the second quarter of 1995 as they were not significant. The cumulative gross program costs through June 30, 1995 totaled $283.1, partially offset by settlement gains of $147.3 for an aggregate pretax net program cost of $135.8, or $88.3 after-tax. At June 30, 1995, the remaining severance accrual was $18.6.

As of June 30, 1995, 2,280 employees have left the Company as a result of the restructuring, with 521 expected to leave later in 1995.

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

Certain additional financial statement impacts occurred as a result of the discontinuation of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I                        The Ohio Bell Telephone Company



       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1995 as compared with the first six months of 1994:

Results of Operations

Revenues

Total revenues in the first six months of 1995 were $1,085.6 and were $1,086.9 for the same period in 1994. The following paragraphs explain the components of that change.

Local service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $608.6     $595.4       $13.2       2.2

The increase in local service revenues in the first six months of 1995 was primarily attributable to higher network usage volumes, resulting principally from growth in the number of access lines, which increased
4.2 percent to 3,685,440 as of June 30, 1995, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. These increases were partially offset by rate reductions of $22.7 resulting from regulatory proceedings which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

                   Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Network access
                                      June 30          Increase   Percent
                                 1995       1994      (Decrease)  Change

Interstate
  Six Months Ended              $225.7     $220.5      $  5.2       2.4

Intrastate
  Six Months Ended              $ 65.3     $ 70.1        (4.8)     (6.8)

The increase in interstate network access revenues for the six months ended June 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $16.8, and a reduction in NECA common line pool support payments of $4.9. Partially offsetting these revenue increases were net rate reductions of $11.2. Minutes of use related to interstate calls increased 6.0 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reduction.

The decrease in intrastate network access revenues for the six months ended June 30, 1995 was primarily due to rate reductions of $7.6, $1.7 of which resulted from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Higher network usage resulted in additional revenues of $5.4 which partially offset these decreases. Intrastate network access revenues also decreased as a result of a change in certain billing arrangements with independent telephone companies. Minutes of use related to intrastate calls increased 8.8 percent in 1995.
_________________________________________________________________________


Long distance service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 83.1     $ 92.3      $ (9.2)    (10.0)

The decrease in long distance service revenues for the six months ended June 30, 1995 was due to a decrease in intrastate network usage. Toll messages decreased 3.1 percent in the six months ended June 30, 1995 as compared with the prior year period.

Form 10-Q Part I                           The Ohio Bell Telephone Company


                   Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Other
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $102.9     $108.6      $ (5.7)     (5.2)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a decrease in rent revenues of $8.5 from a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Also contributing to the decrease was decreased revenues from billing and collection services of $2.3. Partially offsetting the decreases was an increase in other nonregulated revenues of $2.3 largely due to increased voice mail volumes, as well as inside wire installation and maintenance revenues of $1.9, partially resulting from rate increases of $1.4.
___________________________________________________________________________

Operating expenses

Total operating expenses for the six months ended June 30, 1995 decreased by $170.6 or 17.4 percent to $808.9. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $37.4 in the first quarter of 1995 related to the net settlement gains previously discussed compared with a first quarter 1994 charge of
$132.5.
_________________________________________________________________________

Employee-related expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $227.7     $245.8     $ (18.1)     (7.4)


The decrease in employee-related expenses for the six months ended
June 30, 1995 was attributable primarily to the effect of work force reductions over the past year of $25.2, as well as reduced bonus accruals and other benefits of $11.2. Partially offsetting these decreases were the effects of increased overtime payments and medical, dental and postretirement benefits of $18.3.

There were 8,386 employees at June 30, 1995, compared with 9,789 at June 30, 1994.

Form 10-Q Part I                     The Ohio Bell Telephone Company


                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)


Depreciation and
  amortization
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $177.2     $191.4      $(14.2)     (7.4)

The decrease in depreciation and amortization expense for the six months ended June 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the change in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71.
_________________________________________________________________________


Other operating expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                $ 329.0    $ 294.7     $  34.3      11.6


The increase in other operating expenses for the six months ended
June 30, 1995 was primarily attributable to higher affiliate services expenses of $42.1, resulting from increased billings from Ameritech Services, Inc. (ASI) as business unit expenses, especially contract and professional services have shifted to that entity, as well as increased advertising expenses of $6.8, resulting from increased marketing efforts. These increases were partially offset by a net decrease of $14.6 in expenses for contract services, discussed above.

Form 10-Q Part I                         The Ohio Bell Telephone Company


                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)


Restructuring (credit) charge
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $(37.4)    $132.5     $(169.9)      n/a

As discussed in Note 1, Ameritech announced in March 1994 that it intended to reduce its nonmanagement work force by 6,000 employees (1,500 at the Company) by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the cost structure with emerging competition. Ameritech currently expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March 1994, including 2,801 at the Company. A pretax charge of $132.5 related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges later in 1994. A noncash settlement gain of $37.4 was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $12.0) are anticipated.

Actual employee reductions by quarter were: 365 in the second quarter of 1994, 358 in the third quarter of 1994, 1,362 in the fourth quarter of 1994, 74 in the first quarter of 1995 and 121 in the second quarter of 1995. Employee reductions of 521 are expected in the third quarter of 1995. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $80.6) are being met as prescribed by applicable collective bargaining agreements.
Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50 thousand per departing employee. The projected savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
_________________________________________________________________________


Taxes other than income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $112.4     $115.1      $ (2.7)     (2.3)


The decrease in taxes other than income taxes for the six months ended June 30, 1995 is primarily attributable to lower sales and use taxes of $2.3 resulting from a change in the method of assessing these taxes, as well as a decrease in property taxes.

Form 10-Q Part I                 The Ohio Bell Telephone Company

                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)


Other Income and Expenses

Interest expense
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 28.7     $ 28.9      $ (0.2)     (0.7)


Interest expense remained relatively constant for the six months ended June 30, 1995 as compared with the prior year period. Lower short-term interest expense on borrowings from the Ameritech short-term funding pool resulted from lower average debt balances, partially offset by higher short-term interest rates.
_________________________________________________________________________

Other income, net
                                      June 30          (Increase)  Percent
                                   1995       1994      Decrease   Change

Six Months Ended                 $ (2.1)    $ (5.4)     $  3.3       n/a

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from ASI.
_________________________________________________________________________


Income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 83.6     $ 23.2      $ 60.4       n/a

The increase in income taxes for the six months ended June 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $37.4 ($24.3 after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $132.5 ($86.1 after-tax) in the first quarter of 1994. Excluding these items, income taxes changed in line with the earnings in the business.

Form 10-Q Part I                            The Ohio Bell Telephone Company


                   Management's Discussion and Analysis
                   of Results of Operations (cont'd.)


Interstate access rate reduction

On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. By receiving FCC approval of Ameritech's waiver request effective January 1, 1995, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $19.4 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $8.2, which represents an increase of $2.9 over the 1995 reduction otherwise required under the FCC's interim price cap rules.
_________________________________________________________________________


Labor negotiations

The Company's nonmanagement workforce (about 85 percent of total employees) is represented by the Communications Workers of America whose contract was set to expire on August 5, 1995, but has been extended indefinitely. The extension may be canceled by the Company or the CWA with 24 hour notice. Membership of the union has authorized a work stoppage. Negotiations with the union continue and management believes a satisfactory resolution will be achieved.

Form 10-Q Part II                 The Ohio Bell Telephone Company


                       PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

 (a)      Exhibits

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K

          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q Part II                       The Ohio Bell Telephone Company


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE OHIO BELL TELEPHONE COMPANY
                                                    (Registrant)
Date:  August 7, 1995                       /s/ Richard A. Kuzmar

                                            Richard A. Kuzmar
                                            Vice President and Comptroller

                                            (Principal Financial Officer)