Form 10-Q
period 1995-09-30
OHIO BELL TELEPHONE CO
filed 1995-11-13
CIK 73945

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1995

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
Yes  X  .  No     .
   -----     -----

At October 31, 1995, one common share was outstanding.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                      Part I - Financial Information
                      ------------------------------

The following condensed financial statements have been prepared by The Ohio Bell Telephone Company (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in the current year.

    CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                          (Dollars in Millions)
                               (Unaudited)

                                      Three Months Ended Nine Months Ended
                                        September 30       September 30
                                        ------------       ------------
                                       1995       1994    1995      1994
                                       ----       ----    ----      ----
Revenues............................ $  555.0  $  546.5 $1,640.6  $1,633.4
                                     --------  -------- --------  --------
Operating Expenses
  Employee-related expenses ........    112.7     127.9    340.4     373.7
  Depreciation and amortization ....     93.0      95.6    270.2     287.0
  Other operating expenses .........    171.1     163.6    500.1     458.3
  Restructuring (credit) charge ....    (12.4)     54.6    (49.8)    187.1
  Taxes other than income taxes ....     56.4      57.5    168.8     172.6
                                     --------  -------- --------  --------
                                        420.8     499.2  1,229.7   1,478.7
                                     --------  -------- --------  --------
Operating income....................    134.2      47.3    410.9     154.7
Interest expense....................     15.6      15.4     44.3      44.3
Other income, net...................     (1.2)     (1.6)    (3.3)     (7.0)
                                     --------  -------- --------  --------
Income before income taxes..........    119.8      33.5    369.9     117.4

Income taxes........................     39.9       8.2    123.5      31.4
                                     --------  -------- --------  --------
Net income..........................     79.9      25.3    246.4      86.0

Reinvested earnings (deficit)
  beginning of period ..............   (167.2)    162.1   (242.0)    236.8
    Less, dividends ................     53.8      22.4    145.5     157.8
                                     --------  -------- --------  --------
Reinvested earnings (deficit),
  end of period .................... $ (141.1) $  165.0 $ (141.1) $  165.0
                                     ========  ======== ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                         CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                             Sept. 30, 1995  Dec. 31, 1994
                                             --------------  -------------
                                               (Unaudited)   (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments ........  $    --        $   --
 Investment in Ameritech funding pool .......       38.6          60.5
                                               ---------     ---------
                                                    38.6          60.5

 Receivables, net
   Customers ................................      408.7         350.1
   Ameritech and affiliates .................       26.3          25.6
   Other ....................................       17.6          17.3
 Material and supplies ......................        6.7           3.3
 Prepaid and other ..........................       77.0          82.2
                                               ---------     ---------
                                                   574.9         539.0
                                               ---------     ---------
Property, plant and equipment................    5,752.9       5,572.5
Less, accumulated depreciation...............    3,445.1       3,213.8
                                               ---------     ---------
                                                 2,307.8       2,358.7
                                               ---------     ---------
Investments, primarily in affiliates.........       62.4          65.8
Other assets and deferred charges............      164.2          88.0
                                               ---------     ---------
Total assets.................................  $ 3,109.3     $ 3,051.5
                                               =========     =========
See Notes to Condensed Financial Statements.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                         CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                           Sept. 30, 1995   Dec. 31, 1994
                                           --------------   -------------
                                             (Unaudited)    (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year ............   $     0.5        $     0.4
 Accounts payable
  Ameritech Services, Inc. (ASI) ..........       118.2            126.2
  Ameritech and affiliates ................        50.1             38.3
  Other ...................................       134.6            167.3
 Other current liabilities ................       336.2            355.9
                                              ---------        ---------
                                                  639.6            688.1
                                              ---------        ---------
Long-term debt.............................       834.9            834.9
                                              ---------        ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes.........        97.9             77.2
 Unamortized investment tax credits........        45.1             51.9
 Postretirement benefits other than pensions      547.8            547.2
 Long-term payable to ASI..................        17.4             18.5
 Other.....................................        57.6             65.6
                                              ---------        ---------
                                                  765.8            760.4
                                              ---------        ---------
Shareowner's equity
 Common shares - (one share issued
   and outstanding without par value) .....     1,010.1          1,010.1
 Reinvested deficit........................      (141.1)          (242.0)
                                              ---------        ---------
                                                  869.0            768.1
                                              ---------        ---------
Total liabilities and shareowner's equity..   $ 3,109.3        $ 3,051.5
                                              =========        =========
See Notes to Condensed Financial Statements.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                        1995       1994
                                                        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................    $  246.4    $   86.0
Adjustments to net income
 Restructuring (credit) charge, net of tax ......       (32.4)      121.6
 Depreciation and amortization ..................       270.2       287.0
 Deferred income taxes, net .....................         4.8       (23.3)
 Investment tax credits, net ....................        (6.8)       (8.2)
 Interest during construction ...................        (2.6)       (3.0)
 Provision for uncollectibles ...................        12.9        13.4
 Change in accounts receivable ..................       (72.5)      (58.9)
 Change in material and supplies ................        (4.4)       (3.1)
 Change in certain other current assets .........       (30.0)        5.6
 Change in accounts payable .....................       (28.9)       14.0
 Change in certain other current liabilities ....       (25.9)      (47.2)
 Change in certain other noncurrent
   assets and liabilities........................       (21.2)      (18.9)
 Other ..........................................         3.5         0.6
                                                     --------    --------
Net cash from operating activities...............       313.1       365.6
                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................      (216.9)     (204.7)
Proceeds from (cost of) disposals of
  property, plant and equipment .................         1.1        (0.2)
Other investments................................         0.4        --
                                                     --------    --------
Net cash from investing activities...............      (215.4)     (204.9)
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net......................        --          40.9
Change in other short-term debt..................         0.1        --
Retirements of long-term debt....................        (0.4)       (0.5)
Dividend payments................................      (119.3)     (201.1)
                                                     --------    --------
Net cash from financing activities...............       119.6      (160.7)
                                                     --------    --------
Net decrease in cash and
  temporary cash investments ....................       (21.9)       --
Cash and temporary cash investments
  at beginning of period ........................        60.5        --
                                                     --------    --------
Cash and temporary cash investments
  at end of period ..............................    $   38.6    $   --
                                                     ========    ========
See Notes to Condensed Financial Statements.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)

                            SEPTEMBER 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. As of September 30, 1995, 2,576 employees have left the Company as a result of the restructuring. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who left the business during a designated period which expired in the third quarter of 1995. In addition, certain business units offered financial incentives to selected nonmanagement employees. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $187.1, or $121.6 after-tax, was recorded in the first nine months of 1994. In the first nine months of 1995, a gain of $49.8, or $32.4 after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments from the Ameritech pension plan to former employees. The cumulative gross program cost through September 30, 1995 totaled $266.6, partially offset by settlement gains of $143.3 for an aggregate pretax net program cost of $123.4, or $80.2 after-tax. At September 30, 1995, the remaining severance accrual was $5.5.


NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report on Form 10-K, during the fourth quarter of 1994 the Company incurred an extraordinary noncash after-tax charge of $445.2 as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation."

The principal component of the above charge related to a determination that telephone plant asset lives prescribed by regulators were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense to decrease. Long-term, depreciation expense will likely increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches.

Certain additional financial statement impacts occurred as a result of the discontinuation of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I                          The Ohio Bell Telephone Company

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                          (Dollars in Millions)

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1995 as compared with the first nine months of 1994:

Results of Operations
---------------------
Revenues
--------
Total revenues in the first nine months of 1995 were $1,640.6 and were $1,633.4 for the same period in 1994. The following paragraphs explain the components of that change.
---------------------------------------------------------------------------
Local Service
-------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   921.9 $   897.8  $   24.1       2.7

The increase in local service revenues in the first nine months of 1995 was primarily attributable to higher network usage volumes, resulting principally from growth in the number of access lines, which increased 3.9 percent to 3,720,071 as of September 30, 1995 as compared with 3,579,452 at September 30, 1994, and greater sales of special calling features, such as Call Forwarding and Caller ID. These increases were partially offset by rate reductions of $34.4 resulting from regulatory proceedings which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Network access
--------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Interstate
----------
   Nine Months Ended             $   336.3 $   332.3  $    4.0       1.2

Intrastate
----------
   Nine Months Ended             $    92.0 $   103.5  $  (11.5)    (11.1)

The increase in interstate network access revenues for the nine months ended September 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $23.6, and a reduction in National Exchange Carrier Association common line pool support payments of $4.5. Partially offsetting these revenue increases were net rate reductions of $15.0, as well as revenue decreases for one-time adjustments with interexchange carriers. Minutes of use related to interstate calls increased 6.2 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reduction.

The decrease in intrastate network access revenues for the nine months ended September 30, 1995 was primarily due to rate reductions of $11.1, partially resulting from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Also contributing to the decrease were settlements with other telecommunications companies. Higher network usage resulted in additional revenues of $8.3 which partially offset these decreases. Minutes of use related to intrastate calls increased 9.3 percent in 1995.
---------------------------------------------------------------------------
Long distance service
---------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   125.7 $   139.0  $  (13.3)     (9.6)

The decrease in long distance service revenues for the nine months ended September 30, 1995 was due to a decrease in intrastate network usage.
---------------------------------------------------------------------------
Other
-----
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   164.7 $   160.8  $    3.9       2.4

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services

Form 10-Q Part I                          The Ohio Bell Telephone Company

                  Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other (cont'd.)
---------------
and other miscellaneous services. The increase in other revenues was primarily due to an increase in nonregulated revenues of $11.9, largely due to increased voice mail volumes, as well as inside wire installation and maintenance revenues of $3.6, resulting from rate increases. Partially offsetting the increases was a decrease in rent revenues of $9.6 from a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Also contributing to the decrease was decreased revenues from billing and collection services of $3.2.
---------------------------------------------------------------------------
Operating expenses
------------------
Total operating expenses for the nine months ended September 30, 1995 decreased by $249.0 or 16.8 percent to $1,229.7. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $49.8 in the first nine months of 1995 related primarily to the net settlement gains previously discussed in Note 1, compared with a charge of $187.1 in the first nine months of 1994.
---------------------------------------------------------------------------
Employee-related expenses
-------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   340.4 $   373.7  $  (33.3)     (8.9)

The decrease in employee-related expenses for the nine months ended September 30, 1995 was attributable primarily to the effect of work force reductions over the past year of $37.0, as well as reduced bonus accruals and other benefits of $13.5. Partially offsetting these decreases were the effects of increased overtime payments and medical, dental and postretirement benefits of $17.2.

During September, 1995, a union agreement was ratified by the Communications Workers of America (CWA). The new contract and wage increases were retroactive to August 6, 1995. The contract includes basic wage increases of 10.9 percent (compounded) over three years. In addition, the contracts provided for a signing bonus of $500 to each eligible employee upon ratification. The contract addresses wages, benefits, pensions, employment security, training and retraining and other conditions of employment. Most of the Company's nonmanagement work force (about 85 percent of total employees) is represented by the union.

There were 8,189 employees at September 30, 1995, compared with 9,428 at September 30, 1994.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Depreciation and
  amortization
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   270.2 $   287.0  $  (16.8)     (5.9)

The decrease in depreciation and amortization expense for the nine months ended September 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the change in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71. See Note 2 for further details.
---------------------------------------------------------------------------
Other operating expenses
------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   500.1 $   458.3  $   41.8       9.1


The increase in other operating expenses for the nine months ended September 30, 1995 was primarily attributable to higher affiliate services expenses of $48.4, resulting from increased project billings from Ameritech Services, Inc. (ASI), as well as increased advertising and other expenses of $20.0, resulting from increased marketing efforts. These increases were partially offset by a net decrease of $26.6 in switching system software charges, access charges, as a result of renegotiated contracts, and expenses for contract and professional services.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Restructuring (credit) charge
-----------------------------
                                     September 30
                                     ------------                  Percent
                                    1995      1994      Change      Change
                                    ----      ----      ------      ------

Nine Months Ended                $   (49.8)$   187.1  $ (236.9)     n/a


As discussed in Note 1, Ameritech announced in March 1994 that it intended to significantly reduce its nonmanagement work force by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the Company's cost structure with emerging competition. Pretax charges of $187.1 related to the then anticipated work force reduction were recorded in the first nine months of 1994. Noncash net settlement gains of $49.8 was recorded in the first nine months of 1995 primarily associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $1.3) are anticipated.

Actual employee reductions by quarter were: 365 in the second quarter of 1994, 358 in the third quarter of 1994, 1,362 in the fourth quarter of 1994, 74 in the first quarter of 1995, 121 in the second quarter of 1995, and 296 in the third quarter of 1995, for a total of 2,576. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $75.5) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements required contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program reduced annual employee-related costs by approximately $50 thousand per departing employee. The savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
---------------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   168.8 $   172.6  $   (3.8)     (2.2)


The decrease in taxes other than income taxes for the nine months ended September 30, 1995 is primarily attributable to lower sales and use taxes resulting from a change in the method of assessing these taxes.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other Income and Expenses
-------------------------
Interest expense
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    44.3 $    44.3  $    --         --

Interest expense remained constant for the nine months ended September 30, 1995 as compared with the prior year period. Lower short-term interest expense on borrowings from the Ameritech short-term funding pool resulted from lower average debt balances, partially offset by higher short-term interest rates. This decrease was offset by increased miscellaneous interest expense items of $0.9, corporate-owned life and other insurance programs, and a reduction in capitalized interest during construction.
---------------------------------------------------------------------------
Other income, net
-----------------


                                     September 30      Change
                                     ------------      (Income)    Percent
                                    1995      1994     Expense      Change
                                    ----      ----     -------      ------

Nine Months Ended                $    (3.3)$    (7.0) $    3.7      (52.9)


Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from ASI.
---------------------------------------------------------------------------
Income taxes
------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   123.5 $    31.4  $   92.1      293.3

The increase in income taxes for the nine months ended September 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $49.8 ($32.4 after-tax) in the first nine months of 1995 as compared to the work force restructuring charge of $187.1 ($121.6 after-tax) in the first nine months of 1994. Excluding these items, income taxes changed in line with the earnings of the business.

Form 10-Q Part I                          The Ohio Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Interstate access rate reduction
--------------------------------
On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. As a result, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $19.4 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $8.2, which represents an increase of $2.9 over the 1995 reduction otherwise required under the FCC's interim price cap rules.

Form 10-Q Part II                         The Ohio Bell Telephone Company

                       PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          --------------------
          No Form 8-K was filed by the registrant during the quarter which this report is filed.

Form 10-Q Part II                         The Ohio Bell Telephone Company

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE OHIO BELL TELEPHONE COMPANY
                                           -------------------------------
                                                    (Registrant)


Date:  November 13, 1995                     /s/ Cheryl K. Wooley
                                           --------------------
                                            Cheryl K. Wooley
                                            Vice President
                                            State Finance Organizations

                                            (Principal Financial Officer)