Form 10-Q
period 1996-03-31
OHIO BELL TELEPHONE CO
filed 1996-05-13
CIK 73945

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                             Form 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended March 31, 1996

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

               Telephone Number - (800) 257-0902

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
Yes   X    No
     ----     ----

At April 30, 1996, one common share was outstanding.

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

   CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (Dollars in Millions)
                            (Unaudited)

                                              Three Months Ended
                                                   March 31
                                                -------------
                                              1996         1995
                                              ----         ----

Revenues.................................   $   552.7    $   535.0
                                            ---------    ---------
Operating Expenses
  Employee-related expenses..............       105.9        116.8
  Depreciation and amortization..........        94.5         88.2
  Other operating expenses...............       190.2        160.9
  Restructuring credit...................        --          (37.4)
  Taxes other than income taxes..........        51.0         55.7
                                            ---------    ---------
                                                441.6        384.2
                                            ---------    ---------
Operating income.........................       111.1        150.8
Interest expense.........................        13.9         14.4
Other income, net........................         2.9          0.6
                                            ---------    ---------
Income before income taxes...............       100.1        137.0
Income taxes.............................        32.9         46.4
                                            ---------    ---------
Net income...............................        67.2         90.6

Accumulated deficit,
  beginning of period....................      (122.8)      (242.0)
    Less, dividends declared.............        60.4         45.7
                                            ---------    ---------
Accumulated deficit,
  end of period..........................   $  (116.0)   $  (197.1)
                                            =========    =========

See Notes to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Investment in Ameritech funding pool........       45.3         134.4
                                           _____________ _____________
                                                    45.4         134.5
 Receivables, net
   Customers.................................      432.3         400.9
   Ameritech and affiliates..................        0.9          25.3
   Other.....................................       13.9          15.7
 Material and supplies.......................        2.4           3.1
 Prepaid and other...........................       17.1          23.8
                                               ---------     ---------
                                                   512.0         603.3
                                               ---------     ---------
Property, plant and equipment................    5,821.9       5,757.0
Less, accumulated depreciation...............    3,533.6       3,463.5
                                               ---------     ---------
                                                 2,288.3       2,293.5
                                               ---------     ---------
Investments, primarily in affiliates.........       59.3          64.3
Other assets and deferred charges............      172.1         169.6
                                               ---------     ---------
Total assets.................................  $ 3,031.7     $ 3,130.7
                                               =========     =========

See Notes to Condensed Financial Statements.

                          (Dollars in Millions)

                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year............      $    0.4         $ 0.4
 Accounts payable
  Ameritech Services, Inc. (ASI)..........         127.7         132.6
  Ameritech and affiliates................          52.9          43.2
  Other...................................         118.3         155.1
 Other current liabilities................         252.5         315.2
                                               ---------     ---------
                                                   551.8         646.5
                                               ---------     ---------
Long-term debt............................         834.8         834.7
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes........          96.9         100.7
 Unamortized investment tax credits.......          41.1          43.1
 Postretirement benefits
   other than pensions....................         541.2         547.5
 Long-term payable to ASI.................          16.2          17.4
 Other....................................          55.6          53.5
                                               ---------     ---------
                                                   751.0         762.2
                                               ---------     ---------
Shareowner's equity
 Common shares - (one share issued
   and outstanding without par value)......      1,010.1       1,010.1
 Accumulated deficit.......................       (116.0)       (122.8)
                                               ---------     ---------
                                                   894.1         887.3
                                               ---------     ---------
Total liabilities and shareowner's equity..    $ 3,031.7     $ 3,130.7
                                               =========     =========




See Notes to Condensed Financial Statements.

               CONDENSED STATEMENTS OF CASH FLOWS
                      (Dollars in Millions)
                             (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $   67.2     $   90.6
 Adjustments to net income
  Restructuring credit, net of tax............       --          (24.3)
  Depreciation and amortization...............       94.5         88.2
  Deferred income taxes, net..................       (2.8)        (2.0)
  Investment tax credits, net.................       (2.0)        (2.2)
  Capitalized interest........................       (1.1)        (0.8)
  Provision for uncollectibles................        8.4          3.9
  Change in accounts receivable...............      (13.7)        35.4
  Change in material and supplies.............       (0.8)        (4.2)
  Change in certain other current assets......        6.9          4.0
  Change in accounts payable..................      (32.0)       (66.5)
  Change in certain other current liabilities.       (2.7)        (7.7)
  Change in certain other noncurrent
    assets and liabilities....................       (7.8)         3.7
  Other.......................................        5.1          7.0
                                                 --------     --------
Net cash from operating activities.............     119.2        125.1
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................     (87.6)       (51.3)
Proceeds from disposals of
 property, plant and equipment.................       0.9          0.1
                                                 --------     --------
Net cash from investing activities.............     (86.7)       (51.2)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirements of long-term debt..................      (0.1)        (0.2)
Dividend payments..............................    (121.5)       (27.6)
                                                 --------     --------
Net cash from financing activities.............    (121.6)       (27.8)
                                                 --------     --------
Net increase in cash and
 temporary cash investments....................     (89.1)        46.1
Cash and temporary cash investments,
 beginning of period...........................     134.5         60.5
                                                 --------     --------
Cash and temporary cash investments,
 end of period.................................  $   45.4     $  106.6
                                                 ========     ========


See Notes to Condensed Financial Statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)

                            MARCH 31, 1996

NOTE 1:   Work Force Restructuring

As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 2,576 at the Company. As a result of the restructuring, the Company recorded a gain of $37.4 million or $24.3 million after-tax in the first three months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first three months of 1996.

The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. See Management's Discussion and Analysis below for further discussion.

NOTE 2:   Reclassification

Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of March 31, 1996.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                          (Dollars in Millions)

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1996 as compared with the first three months of 1995.

Results of Operations
- ---------------------
Revenues
- --------
Total revenues in the first three months of 1996 were $552.7 million and were $535.0 million for the same period in 1995. The following paragraphs explain the components of that change.

- ----------------------------------------------------------------------
Local service
- -------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  319.4   $  298.9    $  20.5      6.9

The increase in local service revenues for the three months ended March 31, 1996 was primarily attributable to higher network volumes, which increased network service revenues by $24.3 million. The increase in revenues resulted principally from growth in the number of access lines, which increased 4.1 percent to 3,799,000 as of March 31, 1996 as compared with 3,651,000 at March 31, 1995, and greater sales of call management services, such as Call Forwarding and Caller ID. These increases were partially offset by rate reductions of $3.8 million.

- ----------------------------------------------------------------------
Network access
- --------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
- ----------
Three Months Ended           $  115.9   $  112.3    $   3.6      3.2

Intrastate
- ----------
Three Months Ended           $   35.8   $   31.8    $   4.0     12.6

The increase in interstate network access revenues for the three months ended March 31, 1996 was due primarily to higher network usage, which resulted in additional revenues of $9.2 million, partially offset by net rate reductions of $6.3 million. Minutes of use related to interstate calls increased 6.9 percent in 1996.

The increase in intrastate network access revenues for the three months ended March 31, 1996 was primarily attributable to higher network usage, which resulted in additional revenues of $7.7 million, partially offset by net rate reductions of $3.7 million. Minutes of use related to intrastate calls increased 14.0 percent in 1996.

                  Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Long distance service
- ---------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended           $   42.1   $   42.1    $  --       --

Long distance service revenues in the first three months of 1996 are unchanged in comparison with the prior year period.

- ----------------------------------------------------------------------
Other
- -----
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended           $   39.5   $   49.9    $ (10.4)   (20.8)

Other revenues include revenue derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues for the three months ended March 31, 1996 is primarily attributable to a decrease of $25.6 million in directory advertising revenue due to a renegotiated listing and directory services agreement with Ameritech Publishing, Inc. (API), an Ameritech subsidiary doing business as Ameritech Advertising Services. This decrease is partially offset by an increase of $11.8 million due to growth in voice messaging services, sales of equipment and other nonregulated services, as well as an increase of $3.4 million in revenues from inside wire installation and maintenance and billing and collections services.

- ----------------------------------------------------------------------
Operating expenses
- ------------------

Total operating expenses for the three months ended March 31, 1996 increased by $57.4 million or 14.9 percent to $441.6 million. The increase was primarily attributable to work force restructuring, which resulted in a credit of $37.4 million in the first quarter of 1995 related to settlement gains previously discussed.

- ----------------------------------------------------------------------
Employee-related expenses
- -------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Three Months Ended           $  105.9   $  116.8    $ (10.9)    (9.3)

The decrease in employee-related expenses for the three months ended March 31, 1996 was due primarily to a decrease of $10.2 million due to work force reductions and decreased overtime expenses, as well as decreases of $6.9 million related to employee benefits and other employee-related expenses. These decreases were partially offset by an increase of $2.9 million due to wage rate and incentive increases, as well as a decrease of $3.2 million in the amount of the pension credit recorded in the first quarter of 1996 compared to the prior year period.

There were 8,502 employees as of March 31, 1996, compared with 8,484 at March 31, 1995.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Depreciation and
  amortization
- ------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   94.5   $   88.2    $   6.3      7.1

The increase in depreciation and amortization expense for the three months ended March 31, 1996 was due to higher average plant balances, which resulted in an increase of $3.5 million in depreciation expense, as well as a $2.8 million increase resulting from the use of higher depreciation rates in the first quarter of 1996.

- ----------------------------------------------------------------------
Other operating expenses
- ------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  190.2   $  160.9    $  29.3     18.2

The increase in other operating expenses for the three months ended March 31, 1996 was due to an increase of $16.1 million in affiliated services and switching system software, increases in advertising, uncollectible and other expenses of $11.3 million, related to increased sales efforts for equipment and call management services, such as voice messaging and other nonregulated services, and cost of sales increases of $4.0 million related to equipment sales. These increases were partially offset by a decrease in contract and professional services of $1.8 million.

- ----------------------------------------------------------------------
Restructuring credit
- --------------------
                                    March 31                  Percent
                                   ----------
(dollars in millions)            1996      1995      Change    Change
 -------------------             ----      ----      --------  ------

Three Months Ended           $   --     $  (37.4)   $  37.4   (100.0)

As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 2,576 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of March 31, 1995, 2,159 employees had left the Company, with 74 leaving in the first quarter of 1995. A pretax, noncash settlement gain of $37.4 million was recorded in the first quarter of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first quarter of 1996.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Taxes other than income taxes
- -----------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   51.0   $   55.7    $  (4.7)    (8.4)

The decrease in taxes other than income taxes for the three months ended March 31, 1996 was due primarily to a decrease of $5.3 million in property taxes, partially offset by an increase in gross receipts taxes.

- ----------------------------------------------------------------------
Other Income and Expenses
- -------------------------
Interest expense
- -----------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   13.9   $   14.4    $  (0.5)    (3.5)

The decrease in interest expense for the three months ended March 31, 1996 is due primarily to a decrease in interest on borrowings from the Ameritech short-term funding pool, as well as from an increase in the amount of interest capitalized.

- ----------------------------------------------------------------------
Other income, net
- -----------------
                                                     Change
                                    March 31         Income   Percent
                                   ----------
(dollars in millions)            1996      1995     (Expense)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    2.9   $    0.6    $   2.3    383.3

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The increase in other income, net for the three months ended March 31, 1996 was primarily due to an increase in equity earnings from ASI and an increase in interest income resulting from higher balances deposited in the Ameritech short-term funding pool.

- ----------------------------------------------------------------------
Income taxes
- ------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   32.9   $   46.4    $ (13.5)   (29.1)

The decrease in income taxes in the three months ended March 31, 1996 as compared to the prior year period was primarily attributable to the decrease in pretax earnings, related to the revenue and expense items previously discussed.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other Matters
- --------------

Telecommunications Act of 1996
- ------------------------------
The Telecommunications Act of 1996 was signed into law by the President on February 8, 1996. This legislation defines the conditions under which Ameritech will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives the Company an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use Ameritech's network facilities.

On April 19, 1996 the Federal Communications Commission (FCC) issued a notice of proposed rulemaking seeking comment on proposed rules opening local telephone markets to competition. The FCC has until August 8, 1996 to issue the new rules.

- ----------------------------------------------------------------------
Regulatory Environment
__________________________
On March 5, 1996, the Ohio Supreme Court released an opinion reversing the order of the Public Utilities Commission of Ohio (PUCO or the Commission) that approved the Advantage Ohio alternative regulation plan and remanding the matter to the Commission. The court ruled that the Commission exceeded its statutory authority when it used alternative rate-setting methods to establish the Company's basic local exchange service rates in the context of a rate decrease application. The remanded Commission order also dealt with a complaint filed by the Office of Consumers' Counsel alleging that the Company's rates were excessive. Advantage Ohio, originally adopted by the PUCO in November 1994, granted the Company relief from rate-of-return regulation in Ohio and replaced such regulation with a price cap formula. The Company implemented certain rate reductions beginning January 9, 1995 as a result of Advantage Ohio and began making agreed-upon grants to public schools and other community infrastructure enhancements. The outcome of the court's opinion on alternative regulation and rates, and other aspects of the remanded Advantage Ohio plan, cannot be determined at this time.

                       PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          No Form 8-K was filed by the registrant during the quarter which this report is filed.

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



                                            THE OHIO BELL TELEPHONE COMPANY
                                            -------------------------------
                                                      (Registrant)


Date:  May 10, 1996                         /s/ Laurie L. Streling
                                            ----------------------
                                            Laurie L. Streling
                                            Comptroller
                                            State Finance Organization

                                            (Principal Accounting Officer)