Form 10-Q
period 1996-06-30
OHIO BELL TELEPHONE CO
filed 1996-08-07
CIK 73945

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1996

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

At July 31, 1996, one common share was outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended     Six Months Ended
                                         June 30               June 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   570.1  $   550.6  $ 1,122.8  $ 1,085.6
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     106.7      110.9      212.6      227.7
  Depreciation and amortization.      96.9       89.0      191.4      177.2
  Other operating expenses......     181.4      168.1      371.6      329.0
  Restructuring credit..........      --         --         --        (37.4)
  Taxes other than income taxes.      50.6       56.7      101.6      112.4
                                 ---------  ---------  ---------  ---------
                                     435.6      424.7      877.2      808.9
                                 ---------  ---------  ---------  ---------
Operating income................     134.5      125.9      245.6      276.7
Interest expense................      14.0       14.3       28.0       28.7
Other income, net          .....       2.0        1.5        5.0        2.1
                                 ---------  ---------  ---------  ---------
Income before income taxes......     122.5      113.1      222.6      250.1
Income taxes....................      40.4       37.2       73.3       83.6
                                 ---------  ---------  ---------  ---------
Net income......................      82.1       75.9      149.3      166.5

Accumulated deficit,
  beginning of period...........    (116.0)    (197.1)    (122.8)    (242.0)
    Less, dividends declared....      74.9       46.0      135.3       91.7
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (108.8) $  (167.2) $  (108.8) $  (167.2)
                                 =========  =========  =========  =========

See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Investment in Ameritech funding pool               --           134.4
                                               ---------     ---------
                                                     0.1         134.5
 Receivables, net
   Customers.................................      457.1         400.9
   Ameritech and affiliates..................        1.2          25.3
   Other.....................................       13.6          15.7
 Material and supplies.......................        3.3           3.1
 Prepaid and other...........................       14.2          23.8
                                               ---------     ---------
                                                   489.5         603.3
                                               ---------     ---------
Property, plant and equipment................    5,886.9       5,757.0
Less, accumulated depreciation...............    3,604.0       3,463.5
                                               ---------     ---------
                                                 2,282.9       2,293.5
                                               ---------     ---------
Investments, primarily in affiliates.........       62.1          64.3
Other assets and deferred charges............      174.8         169.6
                                               ---------     ---------
Total assets.................................  $ 3,009.3     $ 3,130.7
                                               =========     =========



See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech and affiliates..................   $    49.3     $    --
  Other.....................................         0.3           0.4
 Accounts payable
  Ameritech Services, Inc. (ASI)............        94.8         132.6
  Ameritech and affiliates..................        37.3          43.2
  Other.....................................       134.1         155.1
 Other current liabilities..................       215.0         315.2
                                               ---------     ---------
                                                   530.8         646.5
                                               ---------     ---------
Long-term debt..............................       834.8         834.7
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........        93.4         100.7
 Unamortized investment tax credits.........        39.3          43.1
 Postretirement benefits
   other than pensions......................       539.5         547.5
 Long-term payable to ASI...................        16.2          17.4
 Other .....................................        54.0          53.5
                                               ---------     ---------
                                                   742.4         762.2
                                               ---------     ---------
Shareowner's equity
 Common shares - (one share issued
   and outstanding without par value).......     1,010.1       1,010.1
 Accumulated deficit........................      (108.8)       (122.8)
                                               ---------     ---------
                                                   901.3         887.3
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 3,009.3     $ 3,130.7
                                               =========     =========


See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  149.3     $  166.5
 Adjustments to net income
  Restructuring credit, net of tax............       --          (24.3)
  Depreciation and amortization...............      191.4        177.2
  Deferred income taxes, net..................       (7.0)        (1.6)
  Investment tax credits, net.................       (3.8)        (4.5)
  Capitalized interest........................       (2.0)        (2.1)
  Provision for uncollectibles................       19.0          8.9
  Change in accounts receivable...............      (49.0)       (52.1)
  Change in material and supplies.............       (3.4)        (5.7)
  Change in certain other current assets......        9.8        (47.0)
  Change in accounts payable..................      (64.7)       (44.1)
  Change in certain other current
   liabilities .............................        (39.4)       (28.1)
  Change in certain other noncurrent
   assets and liabilities.....................      (13.9)       (19.2)
  Other.......................................        2.2          5.9
                                                 --------     --------
Net cash from operating activities............      188.5        129.8
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (178.3)      (131.2)
Proceeds from disposals of
 property, plant and equipment................        2.7          0.9
Other investing activity......................        0.1          0.3
                                                 --------     --------
Net cash from investing activities............     (175.5)      (130.0)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................       49.2         13.2
Retirements of long-term debt.................       (0.2)        (0.2)
Dividend payments.............................     (196.4)       (73.3)
                                                 --------     --------
Net cash from financing activities............     (147.4)       (60.3)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................     (134.4)       (60.5)
Cash and temporary cash investments,
 beginning of period..........................      134.5         60.5
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.1     $   --
                                                 ========     ========


See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                                JUNE 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 2,576 at the Company. As a result of the restructuring, the Company recorded a gain of $37.4 million or $24.3 million after-tax in the first six months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The total accrual amount remaining related to work force restructuring charges was not significant as of June 30, 1996. See further discussion in Management's Discussion and Analysis below.

  NOTE 2:   Incentive Regulation

  On March 5, 1996, the Ohio Supreme Court released an opinion reversing the order of the Public Utilities Commission of Ohio (PUCO or the Commission) that approved the Advantage Ohio alternative regulation plan and remanding the matter to the Commission. The court ruled that the Commission exceeded its statutory authority when it used alternative rate-setting methods in the context of a rate decrease application. Advantage Ohio, originally adopted by the PUCO in November 1994, granted the Company relief from rate-of-return regulation in Ohio and replaced such regulation with a price cap formula in exchange for certain rate reductions, grants to public schools and other community infrastructure enhancements.

  In May 1996, following approval by the PUCO of an agreement between the Company and certain interexchange carriers, cable TV companies and consumer representatives, the state legislature passed legislation allowing the use of alternative regulation in the context of a rate decrease application, thereby restoring the Advantage Ohio plan. The agreement approved by the Commission stipulated a $21 million reduction in intrastate access charges effective September 1, 1996, as well as additional customer benefits in the event the Company does not meet prescribed standards of service. The legislation, which was signed into law in June 1996, also required the Commission to approve interim interconnection arrangements for Time Warner by August 1, 1996. The Commission approved an interconnection arrangement between the Company and Time Warner on August 1, 1996.


  NOTE 3:   Reclassifications

  Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of June 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS



  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1996 as compared with the first six months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first six months of 1996 were $1,122.8 million and were $1,085.6 million for the same period in 1995. The following paragraphs explain the components of that change.

  ----------------------------------------------------------------------
  Local service
  -------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  652.8   $  608.6    $  44.2      7.3

  The increase in local service revenues for the six months ended June 30, 1996 was primarily attributable to higher network volumes, which increased network service revenues by $52.2 million. The increase in revenues resulted principally from growth in the number of access lines, which increased 3.7 percent to 3,823,000 as of June 30, 1996 as compared with 3,685,000 at June 30, 1995, and greater sales of call management services, such as Call Forwarding and Caller ID. These increases were partially offset by rate reductions of $7.6 million.

  ----------------------------------------------------------------------
  Network access
  --------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Six Months Ended          $  233.7   $  225.7    $   8.0      3.5

  Intrastate
  ----------
  Six Months Ended          $   71.6   $   65.3    $   6.3      9.6

  The increase in interstate network access revenues for the six months ended June 30, 1996 was due primarily to higher network usage, which resulted in additional revenues of $20.7 million, partially offset by net rate reductions of $12.7 million. Minutes of use related to interstate calls increased 6.0 percent in 1996.

  The increase in intrastate network access revenues for the six months ended June 30, 1996 was primarily attributable to higher network usage, which resulted in additional revenues of $14.2 million, partially offset by net rate reductions of $7.9 million. Minutes of use related to intrastate calls increased 12.8 percent in 1996. See
  Note 2 for a discussion of additional intrastate access charge reductions to become effective September 1, 1996.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Long distance service
  ---------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Six Months Ended          $   84.8   $   83.1    $   1.7      2.1

  The increase in long distance service revenues in the first six months of 1996 was due to increased network usage.

  ----------------------------------------------------------------------
  Other
  -----
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Six Months Ended          $   79.9   $  102.9    $ (23.0)   (22.4)

  Other revenues include revenue derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues for the six months ended June 30, 1996 was primarily attributable to a decrease of $52.3 million in directory advertising revenue due to a renegotiated listing and directory services agreement with Ameritech Publishing, Inc. (API), an Ameritech subsidiary doing business as Ameritech Advertising Services. This decrease is partially offset by an increase of $21.9 million due to growth in voice messaging services, sales of equipment and other nonregulated services, as well as an increase of $7.4 million in revenues from inside wire installation and maintenance and billing and collections services.

  ----------------------------------------------------------------------
  Operating expenses
  ------------------

  Total operating expenses for the six months ended June 30, 1996 increased by $68.3 million or 8.4 percent to $877.2 million. The increase was partially attributable to work force restructuring, which resulted in a credit of $37.4 million in the first six months of 1995 related to noncash settlement gains from the pension plan, as well as increases in depreciation expense and other operating expenses, such as cost of sales and contract services. These increases were partially offset by decreases in employee-related expenses and taxes other than income taxes, as discussed below.

  ----------------------------------------------------------------------
  Employee-related expenses
  -------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Six Months Ended          $  212.6   $  227.7    $ (15.1)    (6.6)

  The decrease in employee-related expenses for the six months ended June 30, 1996 was due primarily to decreases in payroll taxes, employee benefits and other employee-related expenses, as well as decreases in wages and overtime. These decreases were partially offset by an increase in incentive bonus expenses.

  There were 8,750 employees as of June 30, 1996, compared with 8,386 at June 30, 1995.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Depreciation and
       amortization
  ------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  191.4   $  177.2    $  14.2      8.0

  The increase in depreciation and amortization expense for the six months ended June 30, 1996 was due to higher average plant balances, which resulted in an increase of $10.0 million in depreciation expense, as well as a $4.2 million increase resulting from the use of higher depreciation rates in certain asset categories related to newer technologies.

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  371.6   $  329.0    $  42.6     12.9

  The increase in other operating expenses for the six months ended June 30, 1996 was due to an increase of $21.2 million in contract and affiliated services and switching system software, and $22.8 million in increases in uncollectibles and other expenses related to increased sales efforts for equipment and call management services, such as voice messaging and other nonregulated services, and cost of sales increases related to equipment sales. These increases were partially offset by a decrease in advertising expenses.

  ----------------------------------------------------------------------
  Restructuring credit
  --------------------
                                   June 30                   Percent
                                  ----------
  (dollars in millions)         1996      1995      Change    Change
   -------------------          ----      ----      --------  ------

  Six Months Ended          $   --     $  (37.4)   $  37.4    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 2,576 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of June 30, 1995, 2,280 employees had left the Company, with 195 leaving in the first six months of 1995. A pretax, noncash settlement gain of $37.4 million was recorded in the first six months of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Taxes other than income taxes
  -----------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  101.6   $  112.4    $ (10.8)    (9.6)

  The decrease in taxes other than income taxes for the six months ended June 30, 1996 was due primarily to a decrease of $10.7 million in property taxes resulting from favorable tax reform legislation.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   28.0   $   28.7    $  (0.7)    (2.4)

  The decrease in interest expense for the six months ended June 30, 1996 was due primarily to decreases in interest on borrowings from the Ameritech short-term funding pool and other interest expense.

  ----------------------------------------------------------------------
  Other income, net
  -----------------
                                                    Change
                                   June 30          Income   Percent
                                  ----------
  (dollars in millions)         1996      1995     (Expense)  Change
  -------------------           ----      ----     --------   ------

  Six Months Ended          $    5.0   $    2.1    $   2.9    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net for the six months ended June 30, 1996 was primarily due to an increase in equity earnings from ASI and an increase in interest income resulting from higher average balances deposited in the Ameritech short-term funding pool.

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   73.3   $   83.6    $ (10.3)   (12.3)

  The decrease in income taxes for the six months ended June 30, 1996 was due primarily to the tax effect ($13.1 million) associated with the work force restructuring credit recorded in the first six months of 1995. Excluding the effects of this item, income taxes increased in line with earnings of the business.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
  The Telecommunications Act of 1996 was signed into law on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services through an affiliate, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives Ameritech an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use the Company's network facilities.

  On August 1, 1996 the Federal Communications Commission adopted rules by which competitors will connect to local network facilities. The rules address, among other things, unbundling of network elements, pricing for interconnection and unbundled elements, and resale of network services. The Company has not yet determined the impact of the new rules.

  ----------------------------------------------------------------------
  Regulatory Environment
  -----------------------
  See Note 2 for a discussion of the status of incentive regulation in Ohio.

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



                                            THE OHIO BELL TELEPHONE COMPANY
                                            ------------------------------
                                                   (Registrant)


Date:  August 7, 1996                       /s/ Laurie L. Streling
                                            ----------------------
                                            Laurie L. Streling
                                            Comptroller
                                            State Finance Organization

                                            (Principal Accounting Officer)