Form 10-Q
period 1996-09-30
OHIO BELL TELEPHONE CO
filed 1996-11-07
CIK 73945

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 1996

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

At October 31, 1996, one common share was outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   556.3  $   555.0  $ 1,679.1  $ 1,640.6
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     111.5      112.7      324.1      340.4
  Depreciation and amortization.      97.9       93.0      289.3      270.2
  Other operating expenses......     185.4      171.1      557.0      500.1
  Restructuring credit..........      --        (12.4)      --        (49.8)
  Taxes other than income taxes.      50.9       56.4      152.5      168.8
                                 ---------  ---------  ---------  ---------
                                     445.7      420.8    1,322.9    1,229.7
                                 ---------  ---------  ---------  ---------
Operating income................     110.6      134.2      356.2      410.9
Interest expense................      14.5       15.6       42.5       44.3
Other income, net...............       3.7        1.2        8.7        3.3
                                 ---------  ---------  ---------  ---------
Income before income taxes......      99.8      119.8      322.4      369.9
Income taxes....................      32.5       39.9      105.8      123.5
                                 ---------  ---------  ---------  ---------
Net income......................      67.3       79.9      216.6      246.4

Accumulated deficit,
  beginning of period...........    (108.8)    (167.2)    (122.8)    (242.0)
    Less, dividends declared....      86.3       53.8      221.6      145.5
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (127.8) $  (141.1) $  (127.8) $  (141.1)
                                 =========  =========  =========  =========


See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
------
Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Investment in Ameritech funding pool               --           134.4
                                               ---------     ---------
                                                     0.1         134.5
 Receivables, net
   Customers.................................      445.1         400.9
   Ameritech and affiliates..................        3.1          25.3
   Other.....................................       14.0          15.7
 Material and supplies.......................        2.3           3.1
 Prepaid and other...........................       13.9          23.8
                                               ---------     ---------
                                                   478.5         603.3
                                               ---------     ---------
Property, plant and equipment................    5,969.1       5,757.0
Less, accumulated depreciation...............    3,662.2       3,463.5
                                               ---------     ---------
                                                 2,306.9       2,293.5
                                               ---------     ---------
Investments, primarily in affiliates.........       64.6          64.3
Other assets and deferred charges............      181.3         169.6
                                               ---------     ---------
Total assets.................................  $ 3,031.3     $ 3,130.7
                                               =========     =========


See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech               ..................   $    77.8     $    --
  Other.....................................         0.3           0.4
 Accounts payable
  Ameritech Services, Inc. (ASI)............        96.8         132.6
  Ameritech and affiliates..................        39.2          43.2
  Other.....................................       139.2         155.1
 Other current liabilities..................       205.0         315.2
                                               ---------     ---------
                                                   558.3         646.5
                                               ---------     ---------
Long-term debt..............................       834.9         834.7
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       108.4         100.7
 Unamortized investment tax credits.........        37.4          43.1
 Postretirement benefits
   other than pensions......................       538.1         547.5
 Long-term payable to ASI...................        16.2          17.4
 Other .....................................        55.7          53.5
                                               ---------     ---------
                                                   755.8         762.2
                                               ---------     ---------
Shareowner's equity
 Common shares - (one share issued
   and outstanding without par value).......     1,010.1       1,010.1
 Accumulated deficit........................      (127.8)       (122.8)
                                               ---------     ---------
                                                   882.3         887.3
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 3,031.3     $ 3,130.7
                                               =========     =========


See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  216.6     $  246.4
 Adjustments to net income
  Restructuring credit, net of tax............       --          (32.4)
  Depreciation and amortization...............      289.3        270.2
  Deferred income taxes, net..................       11.1          4.8
  Investment tax credits, net.................       (5.7)        (6.8)
  Capitalized interest........................       (3.0)        (2.6)
  Provision for uncollectibles................       31.3         12.9
  Change in accounts receivable...............      (51.6)       (72.5)
  Change in material and supplies.............       (3.7)        (4.4)
  Change in certain other current assets......        9.9        (30.0)
  Change in accounts payable..................      (55.7)       (28.9)
  Change in certain other current
   liabilities .............................        (52.5)       (25.9)
  Change in certain other noncurrent
   assets and liabilities.....................      (20.1)       (21.2)
  Other.......................................       (0.1)         3.5
                                                 --------     --------
Net cash from operating activities............      365.8        313.1
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (298.3)      (216.9)
Proceeds from disposals of
 property, plant and equipment................        3.0          1.1
Other investing activity......................        0.2          0.4
                                                 --------     --------
Net cash from investing activities............     (295.1)      (215.4)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in other short-term debt                      --            0.1
Intercompany financing, net...................       77.8         --
Retirements of long-term debt.................       (0.2)        (0.4)
Dividend payments.............................     (282.7)      (119.3)
                                                 --------     --------
Net cash from financing activities............     (205.1)      (119.6)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................     (134.4)       (21.9)
Cash and temporary cash investments,
 beginning of period..........................      134.5         60.5
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.1     $   38.6
                                                 ========     ========


See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                             SEPTEMBER 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 2,576 at the Company. As a result of the restructuring, the Company recorded a gain of $49.8 million or $32.4 million after-tax in the first nine months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first nine months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The remaining accrual related to work force restructuring charges was not significant as of September 30, 1996. See further discussion in Management's Discussion and Analysis below.

  NOTE 2:   Incentive Regulation

  On March 5, 1996, the Ohio Supreme Court reversed the order of the Public Utilities Commission of Ohio (PUCO or the Commission) that approved the Advantage Ohio alternative regulation plan and remanded the matter to the Commission. The court ruled that the Commission exceeded its statutory authority when it used alternative rate-setting methods in the context of a rate decrease application. Advantage Ohio, originally adopted by the PUCO in November 1994, granted the Company relief from rate-of-return regulation in Ohio and replaced such regulation with a price cap formula in exchange for certain rate reductions, grants to public schools and other community infrastructure enhancements.

  In May 1996, following approval by the PUCO of an agreement between the Company and certain interexchange carriers, cable TV companies and consumer representatives, the state legislature passed legislation allowing the use of alternative regulation in the context of a rate decrease application, thereby effectively restoring the Advantage Ohio plan. The agreement approved by the Commission stipulated a $21 million reduction in intrastate access charges effective September 1, 1996, as well as additional customer benefits in the event the Company does not meet prescribed standards of service. The legislation, which was signed into law in June 1996, also required the Commission to approve interim interconnection arrangements for Time Warner by August 1, 1996. The Commission approved an interconnection arrangement between the Company and Time Warner on August 1, 1996.


  NOTE 3:   Reclassifications

  Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS



  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1996 as compared with the first nine months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first nine months of 1996 were $1,679.1 million and were $1,640.6 million for the same period in 1995. The increase was primarily attributable to growth in access lines and switched minutes of use resulting in higher network usage volumes, as well as increased sales of equipment and other nonregulated services. These increases were partially offset by net rate reductions.

  ----------------------------------------------------------------------
  Local service
  -------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  978.1   $  921.9    $  56.2      6.1

  Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues for the nine months ended September 30, 1996 was primarily attributable to higher network volumes, resulting principally from growth in the number of access lines, which increased
  3.5 percent to 3,852,000 as of September 30, 1996 as compared with 3,720,000 at September 30, 1995. Greater sales of call management services, such as Call Forwarding, Call Waiting and Caller ID also contributed to the increase. These increases were partially offset by net rate reductions.

  ----------------------------------------------------------------------
  Network access
  --------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Nine Months Ended         $  349.8   $  336.3    $  13.5      4.0

  Intrastate
  ----------
  Nine Months Ended         $  107.4   $   92.0    $  15.4     16.7

  Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Network access (cont'd.)
  --------------
  The increase in network access revenues for the nine months ended September 30, 1996 was due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Interstate and intrastate minutes of use for the nine months ended September 30, 1996 increased by 4.7 percent and 10.1 percent, respectively, over the comparable prior year period. Network access revenues also increased due to the effects of one-time billing settlements, which adversely impacted revenues in the third quarter of 1995. The increases in network access revenues were partially offset by net rate reductions.

  ----------------------------------------------------------------------
  Long distance service
  ---------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Nine Months Ended         $  123.8   $  125.7    $  (1.9)    (1.5)

  Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same local access and transport area (LATA). The decrease in long distance service revenues in the first nine months of 1996 was due primarily to a decrease in network usage.

  ----------------------------------------------------------------------
  Other
  -----
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Nine Months Ended         $  120.0   $  164.7    $ (44.7)   (27.1)

  Other revenues include revenue derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues for the nine months ended September 30, 1996 was primarily attributable to a decrease in directory advertising revenue largely due to a renegotiated listing and directory services agreement with Ameritech Publishing, Inc. (API), an Ameritech subsidiary doing business as Ameritech Advertising Services. The renegotiated agreement resulted in a revenue decrease of $67.2 million in the nine months ended September 30, 1996 compared to the prior year period. This decrease is partially offset by an increase due to growth in voice messaging services, sales of equipment and other nonregulated services, as well as an increase in revenues from inside wire installation and maintenance and billing and collections services.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  ----------------------------------------------------------------------
  Operating expenses
  ------------------

  Total operating expenses for the nine months ended September 30, 1996 increased by $93.2 million or 7.6 percent to $1,322.9 million. The increase was partially attributable to the work force restructuring, which resulted in a credit of $49.8 million in the first nine months of 1995 related to noncash settlement gains from the pension plan, as well as increases in depreciation expense and other operating expenses, such as cost of sales and contract services. These increases were partially offset by decreases in employee-related expenses and taxes other than income taxes, as discussed below.

  ----------------------------------------------------------------------
  Employee-related expenses
  -------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Nine Months Ended         $  324.1   $  340.4    $ (16.3)    (4.8)

  The decrease in employee-related expenses for the nine months ended September 30, 1996 was due primarily to decreases in employee medical benefits and other employee-related expenses, largely due to renegotiated contracts with health care providers, as well as decreases in wages and overtime. These decreases were partially offset by increased force costs resulting from higher average employee levels, as well as an increase in payroll taxes.

  There were 8,666 employees as of September 30, 1996, compared with 8,189 at September 30, 1995.

  Depreciation and
       amortization
  ------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  289.3   $  270.2    $  19.1      7.1

  The increase in depreciation and amortization expense for the nine months ended September 30, 1996 was due to higher average plant balances, as well as the use of higher depreciation rates in certain asset categories due to shorter depreciable lives established in 1994.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Nine Months Ended         $  557.0   $  500.1    $  56.9     11.4
  The increase in other operating expenses for the nine months ended September 30, 1996 was due to increases in cost of sales, uncollectibles and other expenses related to increased sales efforts for equipment and call management services, such as voice messaging and other nonregulated services. Contract services expenses also increased, due primarily to higher rent expense in 1996, as well as increased right-to-use fees for switching system software. A decrease in advertising expenses, due primarily to the timing of planned marketing campaigns, partially offset these increases.

  ----------------------------------------------------------------------
  Restructuring credit
  --------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Nine Months Ended         $   --     $  (49.8)   $  49.8    n/a
  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 2,576 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of September 30, 1995, all 2,576 employees had left the Company, with 491 leaving in the first nine months of 1995. A pretax, noncash settlement gain of $49.8 million was recorded in the first nine months of 1995, associated with lump-sum pension payments to former employees. No restructuring credits were recorded in the first nine months of 1996.

  Taxes other than income taxes
  -----------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Nine Months Ended         $  152.5   $  168.8    $ (16.3)    (9.7)
  Taxes other than income taxes consist of property taxes, gross receipts taxes and other nonincome based taxes. The decrease in taxes other than income taxes for the nine months ended September 30, 1996 was due primarily to a decrease in property taxes resulting from favorable tax reform legislation.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------
  Nine Months Ended         $   42.5   $   44.3    $  (1.8)    (4.1)
  The decrease in interest expense for the nine months ended September 30, 1996 was due primarily to decreases in interest on borrowings from the Ameritech short-term funding pool, as well as lower miscellaneous interest expense.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  ----------------------------------------------------------------------
  Other income, net
  -----------------
                                                    Change
                                 September 30       Income   Percent
                                 ------------
   (dollars in millions)        1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $    8.7   $    3.3    $   5.4    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net for the nine months ended September 30, 1996 was primarily due to an increase in equity earnings from Ameritech Services, Inc. (ASI) and an increase in interest income resulting from higher average balances deposited in the Ameritech short-term funding pool.

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  105.8   $  123.5    $ (17.7)   (14.3)

  The decrease in income taxes for the nine months ended September 30, 1996 was due primarily to a decrease in revenue resulting from the Company's renegotiation of its directory service agreement with API, as well as the tax effect ($17.4 million) associated with the work force restructuring credit recorded in the first nine months of 1995. Excluding the effects of these items, income taxes increased in line with earnings of the business.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
 The Telecommunications Act of 1996 (the 1996 Act) was enacted on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, provides the framework for additional competition in the Company's traditional local exchange markets.

 On August 8, 1996, the Federal Communications Commission (FCC) adopted rules to implement the local competition provisions of the 1996 Act. Among other things, the rules require local exchange carriers to provide interconnection to any requesting telecommunications carrier at any technically feasible point and equal in quality to that provided for the local exchange carriers' own operations. The rules also require each local exchange carrier to provide these other carriers access to network elements on an unbundled basis, and to offer for resale any telecommunications services that it provides at retail to subscribers who are not telecommunications carriers. The FCC's rules address mechanisms for pricing of interconnection, unbundled network elements and reselling of telecommunications services and prescribe that the individual state regulatory authorities develop specific rates and procedures consistent with general rules and guidelines established by the FCC.

 In September 1996, several local exchange carriers, including Ameritech, filed appeals of the FCC interconnection order in the U.S. Court of Appeals for the District of Columbia. In their appeals, the local exchange carriers argue, among other things, that the FCC exceeded its authority over state regulatory commissions, that the rules setting national pricing standards violate the 1996 Act, and that the order will force local exchange carriers to sell elements of their networks below cost. Several companies also requested a stay of the FCC's order pending the outcome of the appeals, while others, including Ameritech, opposed the stay and requested only an expedited review of the order.

 Following the FCC's denial of the requests for a stay, a motion for a stay was filed by certain parties in the U.S. Court of Appeals for the Eighth Circuit (the Court) in St. Louis, which had been selected to hear the challenges to the FCC's order. On September 27, 1996, the Court ordered a temporary stay of the new rules pending the hearing of oral arguments from local exchange carriers and the FCC. On October 15, 1996, after hearing the oral arguments, the Court issued a partial stay of the FCC's order, saying that the pricing provisions and the "pick and choose" rule related to unbundled network elements could not take effect until the Court conducts a full review of the order and rules on the merits of the case. On November 1, 1996, the Court lifted the stay on three aspects of the pricing rules that apply primarily to cellular service providers. The FCC has indicated that it will appeal the Court's decision to the U.S. Supreme Court.

 It will not be possible to determine what effect the 1996 Act and the FCC rules implementing it will have on the Company's results of operations until the challenges to the rules have been resolved and the Public Utility Commission of Ohio (PUCO) has acted on the matter within its jurisdiction under the 1996 Act.


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

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

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



                                            THE OHIO BELL TELEPHONE COMPANY
                                            ------------------------------
                                                   (Registrant)


Date:  November 7, 1996                     /s/ Laurie L. Streling
                                            ----------------------
                                            Laurie L. Streling
                                            Comptroller
                                            State Finance Organization

                                            (Principal Accounting Officer)