Form 10-Q/A
period 1996-09-30
OHIO BELL TELEPHONE CO
filed 1996-11-08
CIK 73945

               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.


                           Form 10-Q/A

                       Amendment to Report

   Filed pursuant to Section 12,13, or 15(d) of the Securities
                      Exchange Act of 1934

                The Ohio Bell Telephone Company

                         Amendment No. 1


     The undersigned registrant hereby amends its Quarterly
Report on Form 10-Q for the quarter ended September 30, 1996, by revising the information on Exhibit 27 as indicated on the following page.

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                              The Ohio Bell Telephone Company



                              By:  /s/ Bruce B. Howat
November 8, 1996                 Vice President and Secretary