Form 10-Q
period 1997-06-30
OHIO BELL TELEPHONE CO
filed 1997-08-13
CIK 73945

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
-------------------------------------------

or
-------------------------------------------

[  ]  Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from     to
-------------------------------------------

Commission File Number 1-6781


                      The Ohio Bell Telephone Company



                                           -----------------------------
                                           An Ohio Corporation
                                           -----------------------------
                                           45 Erieview Plaza
                                           Cleveland, Ohio  44114
                                           -----------------------------
                                           I.R.S. Employer Identification
                                           Number 34-0436390


                                           Telephone number   (800) 257-
                                           0902




OHIO BELL IS A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION AND MEETS THE CONDITIONS IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q. WE ARE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT UNDER GENERAL
INSTRUCTION H(2).

We have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and have been subject to those filing requirements for the past 90 days.

Yes     X   No
      ----     ----

At July 31, 1997, one common share was outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Statements of Income and Accumulated Deficit for
          the three and six months ended June 30, 1997 and 1996    1


       Condensed Balance Sheets as of
          June 30, 1997 and December 31, 1996                     2-3


       Condensed Statements of Cash Flows for
          the six months ended June 30, 1997 and 1996              4


       Notes to Condensed Financial Statements                     5


 2.    Management's Discussion and Analysis
       of Results of Operations                                  6-12


                                  PART II


 6.  Exhibits and Reports on Form 8-K                             13

     Glossary                                                   15-16

                        Part I - Financial Information
                        ------------------------------
            CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                             (Dollars in Millions)
                                  (Unaudited)

                                   Three Months Ended    Six Months Ended
                                        June 30              June 30
                                   ----------------       ---------------
                                    1997       1996       1997       1996
                                    ----       ----       ----       ----

Revenues
  Local service................. $   343.6  $   333.4  $   675.0  $   652.8
  Interstate network access.....     130.8      117.8      259.6      233.7
  Intrastate network access.....      32.4       35.8       64.0       71.6
  Long distance services........      35.5       42.7       73.0       84.8
  Other.........................      46.7       40.4       86.9       79.9
                                 ---------  ---------  ---------  ---------
                                     589.0      570.1    1,158.5    1,122.8
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     109.4      106.7      216.2      212.6
  Depreciation and amortization.     103.0       96.9      204.7      191.4
  Other operating expenses......     198.8      181.4      376.2      371.6
  Taxes other than income taxes.      46.8       50.6       93.9      101.6
                                 ---------  ---------  ---------  ---------
                                     458.0      435.6      891.0      877.2
                                 ---------  ---------  ---------  ---------
Operating income................     131.0      134.5      267.5      245.6
Interest expense................      15.5       14.1       29.9       28.0
Other income, net...............       1.5        2.1        3.3        5.0
                                 ---------  ---------  ---------  ---------
Income before income taxes......     117.0      122.5      240.9      222.6
Income taxes....................      39.7       40.4       81.8       73.3
                                 ---------  ---------  ---------  ---------
Net income......................      77.3       82.1      159.1      149.3

Accumulated deficit,
  beginning of period...........     (97.7)    (116.0)     (98.1)    (122.8)
    Less, dividends declared....      64.2       74.9      145.6      135.3
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $   (84.6) $  (108.8) $   (84.6)  $ (108.8)
                                 =========  =========  =========  =========












See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                           June 30, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $     0.1    $      0.1
 Receivables, net
   Customers.................................      470.0         466.3
   Ameritech and affiliates..................        3.4           1.6
   Other.....................................       14.2          15.2
 Material and supplies.......................        4.7           3.2
 Prepaid and other...........................       17.8           8.9
                                               ---------     ---------
                                                   510.2         495.3
                                               ---------     ---------
Property, plant and equipment................    6,153.5       6,021.6
Less, accumulated depreciation...............    3,819.5       3,691.4
                                               ---------     ---------
                                                 2,334.0       2,330.2
                                               ---------     ---------
Investments, primarily in affiliates.........       82.5          65.5
Other assets and deferred charges............      193.7         195.6
                                               ---------     ---------
Total assets.................................  $ 3,120.4    $  3,086.6
                                               =========     =========

























See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                           June 30, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech               ..................   $   169.8    $     68.5
  Other               ......................         0.1          --
 Accounts payable
  Ameritech Services, Inc. (ASI)............       124.5          93.6
  Ameritech and affiliates..................        31.6          34.3
  Other.....................................        99.5         120.8
 Other current liabilities..................       195.1         270.7
                                               ---------     ---------
                                                   620.6         587.9
                                               ---------     ---------
Long-term debt..............................       834.7         834.9
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       101.2         101.7
 Unamortized investment tax credits.........        32.3          35.1
 Postretirement benefits
   other than pensions......................       537.5         542.3
 Long-term payable to ASI...................        15.1          16.2
 Other .....................................        53.3          56.5
                                               ---------     ---------
                                                   739.4         751.8
                                               ---------     ---------
Shareowner's equity
 Common shares - (one share issued
   and outstanding without par value).......     1,010.3       1,010.1
 Accumulated deficit........................       (84.6)        (98.1)
                                               ---------     ---------
                                                   925.7         912.0
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 3,120.4    $  3,086.6
                                               =========     =========















See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                     Six Months Ended
                                                        June 30
                                                     -------------
                                                   1997         1996
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  159.1     $  149.3
 Adjustments to net income
  Depreciation and amortization...............      204.7        191.4
  Deferred income taxes, net..................       (9.5)        (7.0)
  Investment tax credits, net.................       (2.8)        (3.8)
  Capitalized interest........................       (1.9)        (2.0)
  Change in accounts receivable, net..........       (4.5)       (30.0)
  Change in material and supplies.............       (6.0)        (3.4)
  Change in certain other current assets......       (8.9)         9.8
  Change in accounts payable..................        6.9        (64.7)
  Change in certain other current
   liabilities .............................        (66.6)       (39.4)
  Change in certain other noncurrent
   assets and liabilities.....................      (10.5)       (13.9)
  Other operating activities, net............         4.8          2.2
                                                 --------     --------
Net cash from operating activities............      264.8        188.5
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (206.0)      (178.3)
Additional investments .....................        (21.6)        --
Proceeds from disposals of
 property, plant and equipment................        7.3          2.7
Other investing activities, net...............       --            0.1
                                                 --------     --------
Net cash from investing activities............     (220.3)      (175.5)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      101.4         49.2
Retirements of long-term debt.................       (0.5)        (0.2)
Dividend payments.............................     (145.6)      (196.4)
Other financing activities, net ............          0.2         --
                                                 --------     --------
Net cash from financing activities............      (44.5)      (147.4)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................       --         (134.4)
Cash and temporary cash investments,
 beginning of period..........................        0.1        134.5
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.1     $    0.1
                                                 ========     ========




See Notes to Condensed Financial Statements.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)

                              JUNE 30, 1997


NOTE 1:   Preparation of Interim Financial Statements

We have prepared the unaudited condensed financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1996 Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in 1997.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 15 and 16.


NOTE 2:   Investment in Affiliate

In June 1997, our parent company, Ameritech centralized the administration of certain liabilities on behalf of the Company and other participating operating subsidiaries. As a result, we hold approximately $21.6 million in preferred stock issued by an Ameritech subsidiary.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1997 as compared with the first six months of 1996.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Our revenues in the first six months of 1997 were $1,158.5 million and were $1,122.8 million for the same period in 1996, an increase of $35.7 million. Growth in access lines and sales of call management services, as well as increases in switched minutes of use resulting from higher network usage volumes were the primary reasons for the increase. Net rate reductions and decreased long distance revenues partially offset these increases.

---------------------------------------------------------------------
Local service
-------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  675.0   $  652.8    $  22.2      3.4

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. Local service revenues increased for the six months ended June 30, 1997 due largely to higher network usage volumes, resulting primarily from access line growth of 3.6 percent over the prior year period. Second line additions by residential and small business customers contributed to the increase in access lines, as demand for Internet access and data transport capabilities continued to grow. Sales of call management services increased as well because of customer demand for additional flexibility and convenience. Rate decreases resulting from alternative regulation partially offset these increases.

There were 3,961,000 access lines in service as of June 30, 1997 compared with 3,823,000 as of June 30, 1996.

----------------------------------------------------------------------
Network access
--------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------
Six Months Ended             $  259.6   $  233.7    $  25.9     11.1

Intrastate
----------
Six Months Ended             $   64.0   $   71.6    $  (7.6)   (10.6)

Network access revenues are fees charged to interexchange carriers that use our local landline communications network to connect customers to their long distance networks. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues result from both interstate and intrastate services.

                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
Interstate network access revenues increased for the six months ended June 30, 1997 due primarily to an increase in minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Greater demand for dedicated services by Internet service providers and other high-capacity users also contributed to the increase, as did rate increases. Interstate minutes of use for the six months ended June 30, 1997 increased by 4.9 percent over the same period last year.

Intrastate network access revenues decreased for the six months ended June 30, 1997 due primarily to rate decreases, partially offset by increased network usage volumes. Intrastate minutes of use for the six months ended June 30, 1997 increased by 3.6 percent over the same period last year.

---------------------------------------------------------------------
Long distance service
---------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   73.0   $   84.8    $ (11.8)   (13.9)

Long distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). Long distance service revenues decreased in the first six months of 1997 due primarily to a decrease in network usage, combined with a decrease in rates.

---------------------------------------------------------------------
Other
-----
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   86.9   $   79.9    $   7.0      8.8

Other revenues include revenue derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues increased for the six months ended June 30, 1997 due primarily to increased revenues from inside wire installation and maintenance, combined with increases in other nonregulated services, such as billing and collection and voice messaging. Decreases in rent revenue and directory advertising revenues partially offset these increases.

                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Operating expenses
------------------

Total operating expenses for the six months ended June 30, 1997 increased by $13.8 million or 0.7 percent to $891.0 million. Higher depreciation and amortization expense, employee-related expenses and other operating expenses, contributed to the increase. A decrease in taxes other than income taxes partially offset the increases, as discussed below.

---------------------------------------------------------------------
Employee-related expenses
-------------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  216.2   $  212.6    $   3.6      1.7

Employee-related expenses increased for the six months ended June 30, 1997 due primarily to increases in employee medical benefits and other employee-related expenses. Wage rate increases and higher average employee levels also contributed to the increase. Decreases in overtime and bonus expenses partially offset these increases.

We employed 8,665 employees as of June 30, 1997, compared with 8,750 as of June 30, 1996.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  204.7   $  191.4    $  13.3      6.9

Depreciation and amortization expense increased for the six months ended June 30, 1997 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increase as we used shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  376.2   $  371.6    $   4.6      1.2

Other operating expenses increased for the six months ended June 30, 1997 due to increases in contract and affiliated services for systems programming and data center management, as well as an increase in uncollectibles. A decrease in cost of sales related to equipment sales, as well as lower access charge expenses, partially offset these increases.

                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Taxes other than income taxes
-----------------------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   93.9   $  101.6    $  (7.7)    (7.6)

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not related to earnings. Taxes other than income taxes decreased for the six months ended June 30, 1997 due primarily to a decrease in property taxes resulting from favorable tax reform legislation. A decrease in gross receipts taxes resulting from a lower level of revenues subject to tax, also contributed to the decrease.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
----------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   29.9   $   28.0    $   1.9      6.8

Interest expense increased for the six months ended June 30, 1997 due primarily to an increase in interest on borrowings from the Ameritech short-term funding pool. Lower miscellaneous interest expense partially offset this increase.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                    June 30          Income   Percent
                                  ------------
(dollars in millions)            1997      1996    (Expense)   Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $    3.3   $    5.0    $  (1.7)   (34.0)

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. Other income decreased for the six months ended June 30, 1997 primarily due to a decrease in equity earnings from Ameritech Services, Inc. (ASI), as well as a decrease in interest earned on funds invested in the Ameritech short-term funding pool.
Higher miscellaneous interest income partially offset these decreases.

---------------------------------------------------------------------
Income taxes
------------
                                    June 30         Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   81.8   $   73.3    $   8.5     11.6

Income taxes increased for the six months ended June 30, 1997 due primarily to the increase in pretax earnings discussed above.

                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Other Matters
-------------

Recent FCC Orders
-----------------

On May 7, 1997, the FCC issued three closely-related orders addressing revisions to the price cap plan for local exchange carriers (LECs), interstate access charge reform and funding for universal service. In its access charge reform order, the FCC adopted changes to its tariff structure requiring LECs to use rates that reflect the type of costs incurred. In general, the order ruled that:

- only costs incurred on a minute-of-use basis should be included in per-minute access charges;
- costs not incurred on a minute-of-use basis should be recovered through flat-rate charges; and
- LECs may not assess interstate access charges on Internet service providers.

The new price cap rules will reduce access charges by increasing the price cap productivity offset factor to 6.5 percent from the current 5.3 percent and by applying this factor uniformly to all access providers. The new rates were effective July 1, 1997 and LECs were to compute the new rates as if the 6.5 percent productivity factor had been in effect since July 1, 1996.

The new rules also create a multi-billion-dollar "universal service" fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Telecommunications service providers will pay into the universal service fund starting January 1, 1998, but regulators have not yet determined the size of the fund. The FCC intends to develop suitable forward-looking cost studies for determining the level of universal service support in a separate proceeding later in 1997. State commissions may elect to use the FCC's cost methodology or their own forward-looking mechanism. They will have until August 15, 1997 to indicate which mechanism they intend to use.
The FCC expects to select a mechanism for determining support for nonrural carriers by the end of this year. Subsidies to low-income and rural customers will be available by January 1, 1998, and funds for linking schools and libraries to the Internet will be available as needed.

We do not expect these reforms to have a material impact on our revenue streams; however, the nature and timing of these reforms may evolve as the FCC considers input from state commissions, potential legal challenges and the ongoing implementation of other provisions of the Telecommunications Act of 1996.

Competition and the Telecommunications Act of 1996
--------------------------------------------------
As a result of our plan to capture the full potential of the communications industry and the supporting provisions of the Telecommunications Act of 1996 (the 1996 Act), we have taken several key steps toward fostering a fully competitive market. We have made our network available for use by our competitors at unbundled cost-based prices and at bundled prices representing discounts from established retail levels. Additionally, we have entered into numerous interconnection agreements with our local communications carriers, indicating a growing wholesale business. As a fully competitive communications market continues to develop, regulatory bodies will periodically need to review interaction among industry members.

                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Other Matters (cont'd.)
----------------------

Competition and the Telecommunications Act of 1996 (Cont'd.)
------------------------------------------------------------
In July 1997, the Federal Circuit Court in St. Louis struck down several provisions of an August 1996 FCC order designed to implement the interconnection provisions of the 1996 Act. The Court ruled that:

- the FCC's pricing guidelines intrude upon the rights of state commissions to implement key elements of the 1996 Act;
- the FCC lacks jurisdiction to review state commission decisions regarding interconnection agreements between incumbent LECs and their competitors;
- the FCC's rule that would allow requesting carriers to pick and choose among individual provisions of other interconnection agreements does not promote negotiated agreements and is unreasonable;
- LECs must provide unbundled network elements in a manner that allows competing carriers to combine them, but LECs need not actually combine the elements; and,
- the 1996 Act does not require incumbent LECs to provide competitors with superior quality connections.

The Court upheld the FCC's interpretation of "network element" to include operations support systems (OSS) and certain other services. It did not rule on the LECs' claims regarding infringement of intellectual property rights and Fifth Amendment confiscation.

The FCC has indicated that it may appeal this Circuit Court's ruling to the U.S. Supreme Court. We do not believe that any such appeal would itself delay Ameritech's entry into the long distance market. However, FCC rules require that interLATA long distance service be offered by a separate subsidiary of Ameritech. Accordingly, Ameritech's entry into this market will not generate long distance revenues for Ohio Bell. As a result, the potential revenue decline brought by local service competition will not be offset at the Company by gains in long distance revenue.

Due in part to the recent Circuit Court ruling, uncertainty over the implementation of the 1996 Act continues. We are unable to predict the impact that this ruling and related subsequent litigation may have on our existing interconnection agreements. Although the potential for an adverse effect on our revenue streams exists, we will continue to pursue growth opportunities in our local exchange business.

                  Management's Discussion and Analysis
                   of Results of Operations (cont'd.)

Other Matters (cont'd.)
----------------------

New Accounting Pronouncements
-----------------------------
In June 1997, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in a financial statement having the same prominence as other financial statements. FAS No. 130 is effective for fiscal years beginning after December 15, 1997 and it requires reclassification of prior period financial statements provided for comparative purposes. Adoption of this standard should have little effect on our financial statements, since the new requirements primarily involve modifications to the way that existing information is displayed.

Also in June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS No. 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS No. 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective in 1998, but need not be applied to interim financial statements in that year. Comparative information for earlier years must be restated. We expect adoption of this standard to have little effect on our financial statements.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------
The above discussion contains certain forward-looking statements that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

-  changes in economic and market conditions;
-  effects of state and federal regulation;
-  the impact of new technologies.

You should not place undue reliance on these forward-looking statements, which are applicable only as of August 12, 1997. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 12, 1997 or to reflect the occurrence of unanticipated events.

                     PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          We did not file a Form 8-K during the quarter ended June
          30, 1997.

                             SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                           THE OHIO BELL TELEPHONE COMPANY
                                           ------------------------------
                                                   (Registrant)


  Date:  August 12, 1997                 /s/ Ronald G. Pippin
                                          ----------------------
                                          Ronald G. Pippin
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

GLOSSARY

Access charges -
--------------
fees that local phone companies charge to long distance carriers for the handling of long distance calls on our local network.

Access line -
-----------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

Call management services -
------------------------
services that add value and convenience for phone customers, such as Call Waiting, Call Forwarding and Caller ID. These services are sold to customers individually or in "packages".

Customer premises equipment (CPE) -
---------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Dial 1 + -
--------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
-------
an alternative to traditional analog communications, digital systems transport information in computer code for improved clarity and quality.

Federal Communications Commission (FCC) -
---------------------------------------
the federal agency responsible for regulating the interstate aspects of telecommunications activities.

Financial Accounting Standards Board (FASB) -
-------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by U.S. business enterprises.

Gross receipts taxes -
--------------------
state and local taxes based upon the gross operating revenues earned in a particular jurisdiction. These taxes may be imposed on general businesses or public utilities in lieu of other taxes.

Interconnection -
---------------
allowing a competitive local service provider to use the local phone company's network, or elements of the network, to provide local phone service to its customers.

Interexchange carriers (IXCs) -
-----------------------------
those companies primarily involved in providing long distance voice and data transmission services, such as AT&T, MCI and Sprint.

Internet -
--------
the global web of networks that connects computers around the world, providing rapid access to information from multiple sources.

Internet service providers (ISPs) -
---------------------------------
those companies providing access to the Internet and other computer-based information networks.

Intrastate revenues -
-------------------
that portion of revenues regulated by state rather than federal authorities.

GLOSSARY (cont'd.)

Local access and transport area (LATA) -

--------------------------------------
the boundary within which a local telephone company may provide phone service. It is usually centered around a city or other identifiable community of interest.

Local exchange carriers (LECs) -
------------------------------
those companies primarily involved in providing local phone service and access to the local phone network, including Ameritech's landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Operations support systems (OSS) -
--------------------------------
the databases and information used to support the provision of telephone service to end users.

Price caps -
----------
a form of regulation that sets maximum limits on the prices that LECs can charge for access services instead of limits on rate of return or profits.

Productivity factor -
-------------------
a portion of the interstate price cap formula that requires LECs to reduce the price cap based on an assumed increase in productivity.

Securities and Exchange Commission (SEC) -
----------------------------------------
the federal agency that regulates the issuance and trading of public debt and equity securities in the United States and monitors compliance with these regulations.

Universal service -
-----------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices. Funding typically comes from urban telecommunication operators.