Form 10-Q
period 1998-03-31
OHIO BELL TELEPHONE CO
filed 1998-05-12
CIK 73945

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
-------------------------------------------

or
-------------------------------------------

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

At April 30, 1998, one common share was outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Statements of Income and Accumulated Deficit for
          the three months
          ended March 31, 1998 and 1997                            1


       Condensed Balance Sheets as of
          March 31, 1998 and December 31, 1997                    2-3


       Condensed Statements of Cash Flows for
          the three months ended March 31, 1998 and 1997           4


       Notes to Condensed Financial Statements                     5


 2.    Management's Discussion and Analysis
       of Results of Operations                                   6-13


                                  PART II


 6.  Exhibits and Reports on Form 8-K                              14

     Glossary                                                    16-17



                                  Page i

                      Item 1 - Financial Statements
                      -----------------------------
         CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                          (Dollars in Millions)
                               (Unaudited)

                                               Three Months Ended
                                                     March 31
                                                ----------------
                                               1998          1997
                                               ----          ----
Revenues
  Local service......................       $   345.7     $   331.4
  Interstate network access..........           129.0         128.8
  Intrastate network access..........            24.7          31.6
  Long distance services.............            32.8          37.5
  Other..............................            49.0          40.2
                                            ---------     ---------
                                                581.2         569.5
                                            ---------     ---------
Operating expenses
  Employee-related expenses..........           107.4         106.8
  Depreciation and amortization......           103.5         101.7
  Other operating expenses...........           179.2         177.4
  Taxes other than income taxes......            48.6          47.1
                                            ---------     ---------
                                                438.7         433.0
                                            ---------     ---------
Operating income.....................           142.5         136.5
Interest expense.....................            15.5          14.4
Other income, net....................             4.4           1.8
                                            ---------     ---------
Income before income taxes...........           131.4         123.9
Income taxes.........................            49.4          42.1
                                            ---------     ---------
Net income...........................            82.0          81.8

Accumulated deficit,
  beginning of period................           (85.2)        (98.1)
   Less, dividends declared .........            76.5          81.4
                                            ---------     ---------
Accumulated deficit,
  end of period......................       $   (79.7)    $   (97.7)
                                            =========     =========

See Notes to Condensed Financial Statements.

                        CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                           March 31, 1998 Dec. 31, 1997
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $     4.0     $     1.4
 Receivables, net
   Customers.................................      457.7         465.9
   Ameritech and affiliates..................        1.6           2.0
   Other.....................................       19.4          18.8
 Material and supplies.......................       15.1           4.0
 Prepaid and other...........................       18.9          18.0
                                               ---------     ---------
                                                   516.7         510.1
                                               ---------     ---------
Property, plant and equipment................    6,349.2       6,289.2
Less, accumulated depreciation...............    4,005.4       3,939.8
                                               ---------     ---------
                                                 2,343.8       2,349.4
                                               ---------     ---------
Investments, primarily in affiliates.........       70.6          87.2
Other assets and deferred charges............      238.5         226.2
                                               ---------     ---------
Total assets.................................  $ 3,169.6     $ 3,172.9
                                               =========     =========


See Notes to Condensed Financial Statements.

                          (Dollars in Millions)

                                           March 31, 1998 Dec. 31, 1997
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $    64.8     $   188.3
  Other.....................................         0.1           0.1
 Accounts payable
  Ameritech Services, Inc. (ASI)............        27.8          38.4
  Ameritech and affiliates..................        40.0          33.2
  Other.....................................       130.2         112.1
 Other current liabilities..................       367.4         269.6
                                               ---------     ---------
                                                   630.3         641.7
                                               ---------     ---------
Long-term debt..............................       835.0         834.9
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       112.1         116.9
 Unamortized investment tax credits.........        28.7          29.8
 Postretirement benefits
   other than pensions......................       527.3         529.2
 Long-term payable to ASI...................        13.9          15.1
 Other......................................        54.3          56.4
                                               ---------     ---------
                                                   736.3         747.4
                                               ---------     ---------
Shareowner's equity
 Common shares - (one share issued
   and outstanding without par value).......     1,047.7       1,034.1
 Accumulated deficit........................       (79.7)        (85.2)
                                               ---------     ---------
                                                   968.0         948.9
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 3,169.6     $ 3,172.9
                                               =========     =========


See Notes to Condensed Financial Statements.

                   CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                     -------------
                                                   1998         1997
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $   82.0     $   81.8
 Adjustments to net income
  Depreciation and amortization...............      103.5        101.7
  Deferred income taxes, net..................      (15.2)        (7.1)
  Investment tax credits, net.................       (1.1)        (1.4)
  Capitalized interest........................       (0.6)        (1.1)
  Change in accounts receivable, net..........        8.0          6.9
  Change in material and supplies.............      (13.6)        (3.0)
  Change in certain other current assets......       (0.9)        (5.5)
  Change in accounts payable..................       14.3        (16.6)
  Change in certain other current
   liabilities................................       31.7         (1.7)
  Change in certain other noncurrent
   assets and liabilities.....................       (4.6)        (3.0)
  Gain on the sale of
   Champaign Telephone Company................       (3.5)        --
  Other operating activities, net.............        6.7          6.2
                                                 --------     --------
Net cash from operating activities............      206.7        157.2
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................      (96.3)       (99.4)
Proceeds from the sale of
 Champaign Telephone Company..................       14.5         --
Proceeds from disposals of
 property, plant and equipment................        1.2          4.6
Other investing activities, net...............       --            0.1
                                                 --------     --------
Net cash from investing activities............      (80.6)       (94.7)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................     (123.5)        19.5
Retirements of long-term debt.................       --           (0.5)
Dividend payments.............................       --          (81.4)
                                                 --------     --------
Net cash from financing activities............     (123.5)       (62.4)
                                                 --------     --------
Net change in cash and
 temporary cash investments...................        2.6          0.1
Cash and temporary cash investments,
 beginning of period..........................        1.4          0.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    4.0     $    0.2
                                                 ========     ========

See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                           MARCH 31, 1998


NOTE 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1997 Annual Report on Form 10-K.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 16 and 17.


NOTE 2:  Subsequent Event - Merger Agreement

On May 11, 1998, our parent (Ameritech Corporation) jointly announced with SBC Communications Inc. (SBC) a definitive agreement to merge an SBC subsidiary with Ameritech in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly owned subsidiary of SBC. The transaction, which has been approved by the Board of Directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to the satisfaction of certain conditions and regulatory approvals, as well as approval by the shareowners of each company.

            Item 2 - Management's Discussion and Analysis
                      of Results of Operations

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1998 as compared with the first three months of 1997.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Our revenues in the first three months of 1998 were $581.2 million and were $569.5 million for the same period in 1997, an increase of $11.7 million. Growth in access lines and sales of call management services, as well as increases in switched minutes of use resulting from higher network usage volumes were the primary reasons for the increase. Net rate reductions and decreased long distance revenues partially offset these increases.

---------------------------------------------------------------------
Local service
-------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  345.7   $  331.4    $  14.3      4.3

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and most public phone revenues. Local service revenues increased for the three months ended March 31, 1998 due largely to increased sales of call management services, due to strong growth in both the number of features in service and usage of services on a pay-per-use basis. Higher network usage volumes, resulting primarily from access line growth of 3.2% over the prior year period, also contributed to the increase.

There were 4,051,000 access lines in service as of March 31, 1998 compared with 3,923,000 as of March 31, 1997.

---------------------------------------------------------------------
Network access
--------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------
Three Months Ended           $  129.0   $  128.8    $   0.2      0.2

Intrastate
----------
Three Months Ended           $   24.7   $   31.6    $  (6.9)   (21.8)

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
Interstate network access revenues increased for the three months ended March 31, 1998 due primarily to an increase in minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers, and greater demand for dedicated services by Internet service providers and other high-capacity users. Rate reductions, combined with a change in reporting classification of certain pay phone revenues received from network access to other revenues beginning in the first quarter of 1998, partially offset these increases. Interstate minutes of use for the three months ended March 31, 1998 increased by 6.0% over the same period last year.

Intrastate network access revenues decreased for the three months ended March 31, 1998 due primarily to rate reductions related to access charge reform implemented by the FCC in July 1997, as well as a change in reporting classification of certain pay phone revenues received from network access to other revenues. Volume increases resulting from higher network usage partially offset these decreases. Intrastate minutes of use for the three months ended March 31, 1998 increased 5.7% over the same period last year.

---------------------------------------------------------------------
Long distance service
---------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   32.8   $   37.5    $  (4.7)   (12.5)

Long distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). Long distance service revenues decreased in the first three months of 1998 due primarily to a decrease in network usage, combined with a decrease in rates. In addition, other carriers are moving to retain revenue from their customers' use of intraLATA toll calling services, where previously they had allowed us to provide these services in exchange for access charge payments to them. Although we no longer earn these revenues, we also no longer incur the related access charge expenses.

---------------------------------------------------------------------
Other
-----
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   49.0   $   40.2    $   8.8     21.9

Other revenues include revenue derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues increased for the three months ended March 31, 1998 due primarily to increased revenues from nonregulated services, such as equipment sales and voice messaging, combined with an increase in revenues from inside wire installation and maintenance. A decrease in billing and collection revenues partially offset these increases.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Operating expenses
------------------

Total operating expenses for the three months ended March 31, 1998 increased by $5.7 million or 1.3 percent to $438.7 million. Higher depreciation and amortization expense and other operating expenses resulted in most of this increase, as discussed below.

---------------------------------------------------------------------
Employee-related expenses
-------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  107.4   $  106.8    $   0.6      0.6

Employee-related expenses increased for the three months ended March 31, 1998 due primarily to increased wage rates and overtime expenses, combined with higher employee benefit expenses. Decreases in bonus levels and average force levels partially offset the increase.

We employed 8,361 employees as of March 31, 1998, compared with 8,565 as of March 31, 1997.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  103.5   $  101.7    $   1.8      1.8

Depreciation and amortization expense increased for the three months ended March 31, 1998 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increases, as we used shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  179.2   $  177.4    $   1.8      1.0

Other operating expenses increased for the three months ended March 31, 1998 due primarily to increased contract and affiliated services related to systems programming and network support. Higher access charge expenses resulting from state commission rulings regarding calls to the Internet also contributed to the increase. These rulings (which we are contesting) require local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers (ISPs) who, in turn, are customers of competing local exchange carriers. A decrease in uncollectibles resulting from improved credit screening and collection efforts, combined with lower materials costs, partially offset these increases.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Taxes other than income taxes
-----------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   48.6   $   47.1    $   1.5      3.2

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not related to earnings. Taxes other than income taxes increased for the three months ended March 31, 1998 due primarily to revenue increases, resulting in higher accruals for gross receipts taxes. A decrease in property taxes resulting from favorable tax reform legislation partially offset the increase.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
----------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   15.5   $   14.4    $   1.1      7.6

Interest expense increased for the three months ended March 31, 1998 due primarily to an increase in interest on borrowings from the Ameritech short-term funding pool, reflecting higher average pool balances. Higher miscellaneous interest expense also contributed to the increase.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                    March 31         Income   Percent
                                  ------------
(dollars in millions)            1998      1997    (Expense)   Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    4.4   $    1.8    $   2.6    144.4

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. Other income increased for the three months ended March 31, 1998 due primarily to the gain realized from the sale of our interest in the Champaign Telephone Company in January 1998. Decreased equity earnings from Ameritech Services, Inc. (ASI) partially offset the increase.

---------------------------------------------------------------------
Income taxes
------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   49.4   $   42.1    $   7.3     17.3

Income taxes increased for the three months ended March 31, 1998 due primarily to the increase in pretax earnings discussed above. The tax impacts of the centralization of administration of benefits for employees also contributed to the increase.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters
-------------

Competition
-----------
The communications landscape is rapidly changing. The Telecommunications Act of 1996 (the 1996 Act), among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern the provision of local and long distance telecommunications services. The 1996 Act permits Ameritech and the other Regional Holding Companies (RHCs) to provide interLATA long distance services only after satisfying the conditions of the new law for opening local markets to competition and demonstrating to the FCC that such provision is in the public interest. The 1996 Act establishes a national policy that calls for competition and open markets, not regulatory management, as the basic business environment. This public policy change opens a host of business opportunities for providers of all forms of communications, enabling them to become full service providers of voice, video, data, local and long distance services for their customers. As a result of the new law, consumers can expect to see more choices and receive greater value for these and other services.

With the passage of the 1996 Act and earlier regulatory initiatives, our local service markets have been opened to competition from interexchange carriers, cable TV providers and other local service providers. Interconnection agreements with these providers require us to allow access to network elements at cost-based rates or telecommunications services at wholesale rates for resale to the public. Competitive entry by these providers may result in some downward pressure on local service revenues as a portion of our revenue shifts from local service at retail prices to network access at lower rates.

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

Regulatory Developments
-----------------------
In July 1997, the Eighth Circuit Court of Appeals in St. Louis struck down several provisions of an August 1996 FCC order regarding the interconnection provisions of the 1996 Act. The Court ruled, among other things, that the FCC's pricing guidelines intrude upon the rights of state commissions to implement key elements of the 1996 Act and that the FCC lacks jurisdiction to review state commission decisions regarding interconnection agreements between incumbent local exchange carriers (LECs) and their competitors. The Court also ruled that the FCC's requirement allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements does not promote negotiated agreements and is unreasonable.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters (cont'd.)
----------------------

Regulatory Developments (cont'd.)
--------------------------------
The Court also ruled, and clarified in a subsequent October rehearing order, that if new entrants to the local exchange market wish to purchase network elements at cost-based prices, they must combine the elements themselves. The United States Supreme Court is scheduled to review these and related rulings in October 1998, with a decision expected next year.

In August, 1997, the FCC revised its Local Competition rules and required a new purported network element known as "shared transport," which is access to all of the incumbent's interoffice transmission facilities combined with switching. This rule is before the Eighth Circuit Court of Appeals on petitions for review filed by Ameritech and other local carriers, with a decision expected this year.

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters (cont'd.)
----------------------

Regulatory Developments (cont'd.)
--------------------------------
The new rules also require creation of a multi-billion-dollar interstate universal service fund for subsidizing low-income customers, high cost service areas, rural health care providers, schools and libraries. Telecommunications service providers began paying into the universal service fund starting January 1, 1998. Subsidies to low-income and rural customers became available January 1, 1998, and funds for linking schools and libraries to the Internet will be available as needed.

We do not expect these reforms to have a material impact on our revenue streams; however, the nature and timing of these reforms may evolve as the FCC considers input from state commissions, potential legal challenges and the ongoing implementation of other provisions of the Telecommunications Act of 1996.

Year 2000 Costs
---------------
We currently operate date-sensitive computer applications and systems throughout our business. As the century change approaches, we recognize the importance of ensuring that these systems properly recognize the year 2000 and continue to process critical operational and financial information. In May 1996 we began our internal assessment of our requirements and made appropriate inquiries of vendors and consultants. We believe that we have identified most application software and systems issues and we are making changes to allow for almost a full year of additional testing in 1999.
Ameritech and all of its subsidiaries, including Ohio Bell, expect to incur total costs of approximately $200 million in conjunction with this effort, and believe that these costs can be incurred without adversely affecting individual quarterly results. However, given the complexity of the issue and possible as yet unidentified risks, actual costs may vary from our estimate. We currently believe these efforts will assure that our essential systems and operations will be ready for the century change. However, the failure of third parties on whom we depend to convert their critical systems and processes in a timely manner could significantly disrupt our business. We are working with our key customers and suppliers to minimize such risks.

New Accounting Pronouncements
-----------------------------
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective in 1998, but need not be applied to interim financial statements this year. Comparative information for earlier years must be restated. We expect to adopt FAS 131 in the fourth quarter of 1998.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters (cont'd.)
----------------------

New Accounting Pronouncements (cont'd.)
---------------------------------------
for the capitalization of certain computer software costs developed or obtained for our internal applications, such as:

-external direct costs of materials and services, such as
 programming costs,
-payroll costs for employees devoting time to the software project,
 and
-interest costs to be capitalized.

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

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------
Some of the information presented in, or in connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- changes in economic and market conditions that impact the demand for our products and services;
- greater than anticipated competition from new entrants into the local exchange, intraLATA toll or data markets;
- regulatory developments that impact the telecommunications industry, as well as pending regulatory issues under state jurisdiction;
- potential additional costs to comply with the regulatory requirements of entry into the interLATA long distance market;
- the impact of new technologies and the potential effect of delays in development or deployment of such technologies; and,
- the potential impact of issues related to year 2000 software compliance.

You should not place undue reliance on these forward-looking statements, which are applicable only as of May 12, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after May 12, 1998 or to reflect the occurrence of unanticipated events.

                     PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          We did not file a Form 8-K during the quarter ended March
          31, 1998.

                             SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                           THE OHIO BELL TELEPHONE COMPANY
                                           ------------------------------
                                                  (Registrant)


  Date:  May 12, 1998                    /s/ Ronald G. Pippin
                                          ----------------------
                                          Ronald G. Pippin
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

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

GLOSSARY (cont'd.)



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