Form 10-Q
period 1999-06-30
OHIO BELL TELEPHONE CO
filed 1999-08-03
CIK 73945

      cover
- ---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
- -------------------------------------------

                                Form  10-Q

(Mark one)

- -------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999
- -------------------------------------------

or
- -------------------------------------------

[  ]  Transition Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the transition period from     to
- -------------------------------------------

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

At July 31, 1999, one common share was outstanding.

                             TABLE OF CONTENTS

                                  PART I
                           FINANCIAL INFORMATION

ITEM                                                             Page
- ----                                                             ----

 1.    Financial Statements
       Condensed Statements of Income
          and Accumulated Deficit for
          the three and six months
          ended June 30, 1999 and 1998                             1


       Condensed Balance Sheets as of
          June 30, 1999 and December 31, 1998                     2-3


       Condensed Statements of Cash Flows for
          the six months ended June 30, 1999 and 1998              4


       Notes to Condensed Financial Statements                    5-8


 2.    Management's Discussion and Analysis
       of Results of Operations                                  9-22



                                  PART II
                             OTHER INFORMATION


 6.  Exhibits and Reports on Form 8-K                              23

     Glossary                                                    25-26



                                  Page i

                        Item 1 - Financial Statements
                        -----------------------------
           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended    Six Months Ended
                                         June 30              June 30
                                    ---------------       ---------------
                                    1999       1998       1999       1998
                                    ----       ----       ----       ----

Revenues
  Local service................. $   362.4  $   354.6  $   715.9  $   700.3
  Interstate network access.....     145.9      134.9      292.6      263.9
  Intrastate network access.....      27.6       30.2       54.8       54.9
  Long-distance service.........      30.0       31.5       64.2       64.3
  Other.........................      51.9       51.7       96.8      100.7
                                 ---------  ---------  ---------  ---------
                                     617.8      602.9    1,224.3    1,184.1
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     113.6      114.9      225.6      222.3
  Depreciation and amortization.     114.8      104.1      226.9      207.6
  Other operating expenses......     205.2      209.9      422.7      389.1
  Taxes other than income taxes.      47.0       48.5       93.8       97.1
                                 ---------  ---------  ---------  ---------
                                     480.6      477.4      969.0      916.1
                                 ---------  ---------  ---------  ---------
Operating income................     137.2      125.5      255.3      268.0
Interest expense................      16.7       15.9       30.4       31.4
Other income, net...............      --          0.7        1.9        5.1
                                 ---------  ---------  ---------  ---------
Income before income taxes......     120.5      110.3      226.8      241.7
Income taxes....................      43.4       42.0       84.4       91.4
                                 ---------  ---------  ---------  ---------
Net income......................      77.1       68.3      142.4      150.3

Accumulated deficit,
  beginning of period...........     (76.8)     (79.7)     (74.3)     (85.2)
    Less, dividends declared....      63.6       62.2      131.4      138.7
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $   (63.3) $   (73.6) $   (63.3)  $  (73.6)
                                 =========  =========  =========  =========



See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                            June 30, 1999 Dec. 31, 1998
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $    13.8     $    20.7
 Receivables, net
   Customers.................................      391.1         458.4
   Ameritech and affiliates..................        1.1          --
   Other.....................................       14.8          23.9
 Material and supplies.......................       15.5          14.4
 Prepaid and other...........................       33.0          25.3
                                               ---------     ---------
                                                   469.3         542.7
                                               ---------     ---------
Property, plant and equipment................    6,802.4       6,638.7
Less, accumulated depreciation...............    4,402.5       4,234.3
                                               ---------     ---------
                                                 2,399.9       2,404.4
                                               ---------     ---------
Investments, primarily in affiliates.........       69.5          76.9
Other assets and deferred charges............      289.5         282.5
                                               ---------     ---------
Total assets.................................  $ 3,228.2     $ 3,306.5
                                               =========     =========


See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                            June 30, 1999 Dec. 31, 1998
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $   481.5     $   568.0
  Other.....................................       100.1           0.1
 Accounts payable
  Ameritech Services, Inc. (ASI)............        85.8          48.6
  Ameritech and affiliates..................        41.5          43.8
  Other.....................................       153.5         160.4
 Other current liabilities..................       198.2         248.5
                                               ---------     ---------
                                                 1,060.6       1,069.4
                                               ---------     ---------
Long-term debt..............................       384.0         483.9
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       138.8         136.3
 Unamortized investment tax credits.........        23.5          25.2
 Postretirement benefits
   other than pensions......................       508.5         512.6
 Long-term payable to ASI...................        12.7          13.9
 Other......................................        57.4          55.4
                                               ---------     ---------
                                                   740.9         743.4
                                               ---------     ---------
Shareowner's equity
 Common shares - (one share issued
   and outstanding without par value).......     1,106.0       1,084.1
 Accumulated deficit........................       (63.3)        (74.3)
                                               ---------     ---------
                                                 1,042.7       1,009.8
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 3,228.2     $ 3,306.5
                                               =========     =========



See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                                     -------------
                                                   1999         1998
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  142.4     $  150.3
 Adjustments to net income
  Depreciation and amortization...............      226.9        207.6
  Deferred income taxes, net..................      (11.4)       (24.4)
  Investment tax credits, net.................       (1.7)        (2.2)
  Capitalized interest........................       (1.0)        (1.1)
  Change in accounts receivable, net..........       75.3          4.8
  Change in material and supplies.............       (4.3)       (15.8)
  Change in certain other current assets......      (11.0)        (2.9)
  Change in accounts payable..................       28.0         51.1
  Change in certain other current
   liabilities................................      (33.2)       (51.3)
  Change in certain other noncurrent
   assets and liabilities.....................       10.3         (9.3)
  Gain on the sale of
   Champaign Telephone Company................       --           (3.5)
  Other operating activities, net.............        6.5          4.6
                                                 --------     --------
Net cash from operating activities............      426.8        307.9
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (220.8)      (218.3)
Other investing activities....................        2.2         --
Proceeds from the sale of
 Champaign Telephone Company..................       --           14.5
Proceeds from disposals of
 property, plant and equipment................        2.9          3.4
                                                 --------     --------
Net cash from investing activities............     (215.7)      (200.4)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      (86.5)        38.0
Retirements of long-term debt.................       (0.1)        (0.1)
Dividend payments.............................     (131.4)      (138.7)
                                                 --------     --------
Net cash from financing activities............     (218.0)      (100.8)
                                                 --------     --------
Net change in cash and
 temporary cash investments...................       (6.9)         6.7
Cash and temporary cash investments,
 beginning of period..........................       20.7          1.4
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $   13.8     $    8.1
                                                 ========     ========





See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                            JUNE 30, 1999


NOTE 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1998 Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in 1999.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 25 and 26.


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

The Merger has been approved by the Board of Directors and the shareowners of each company, but remains subject to various regulatory approvals, as discussed below. More detailed information relating to the terms and conditions of the Merger is contained in the Joint Proxy Statement/Prospectus of Ameritech and SBC dated October 15, 1998.

Federal regulatory approvals
- ----------------------------

On March 23, 1999, the Department of Justice negotiated and agreed to a consent decree with Ameritech and SBC that would provide a basis for Department of Justice clearance of both the Merger and SBC's proposed acquisition of Comcast Cellular Corporation. The consent decree requires the parties to divest certain overlapping cellular properties in 17 markets in Illinois, Indiana and Missouri, including, as previously undertaken by Ameritech and SBC, those in Chicago and St. Louis.

On April 5, 1999, Ameritech announced an agreement to sell 20 Midwestern cellular properties for $3.27 billion in cash to a venture of GTE Corporation and Georgetown Partners, effectively meeting U.S. Department of Justice conditions for approval of the SBC-Ameritech Merger. The sale, which is contingent on the closing of the Merger, eliminates the overlapping cellular properties that would result from the Merger. The venture, led by GTE and including Georgetown Partners, will acquire Ameritech's cellular properties in Chicago, St. Louis and surrounding areas of Illinois, northwestern Indiana and Missouri. These properties include a population

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                            June 30, 1999


Note 2:  Proposed Merger with SBC Communications Inc. (cont'd.)

Federal regulatory approvals (cont'd.)
- --------------------------------------

of 11.4 million and serve nearly 1.5 million cellular customers.
Approximately 1,500 of Ameritech's cellular employees have been selected to transfer to GTE upon completion of the sale.

The required 60-day comment period on the proposed consent decree ended on June 28, 1999. No comments were received. The Department of Justice has informed the U.S. District Court in Washington, D.C. that the proposed consent decree is now ready for court approval and entry.

On June 29, 1999, the FCC staff announced a comprehensive set of proposed Merger conditions negotiated with Ameritech and SBC. The FCC staff has indicated that they expect to recommend to the Commission that the Merger be approved with the proposed conditions, subject to receipt of any comments from the public. The proposed conditions were released for public comment and more than 50 comments were filed by the July 19th deadline. A joint Ameritech/SBC reply and some additional public comments were filed on July 26, 1999.



Some of the more significant Merger conditions negotiated with the FCC include:

- - a 6-month acceleration of the combined (Ameritech and SBC) facilities-based entry into 30 out-of-region local markets with potential to pay $40 million for each failure to enter any of these markets;
- - common operational support systems across all 13 states served by the combined Ameritech and SBC, providing competitors uniformity in ordering, provisioning service and billing their customers (as well as related training for small competitors);
- - large discounts for resold local service and unbundled loops (and the provision of the unbundled network element platform) to encourage competition in the residential market;
- - stringent performance monitoring, reporting and enforcement measures with the potential for $1 billion in payments if performance measures are not met;
- - implementation of advanced services such as ADSL, through a separate subsidiary, with broad availability to include rural and low-income urban customers;
- - waiver of minimum monthly charges for 3 years when Ameritech is allowed to provide interLATA long-distance service;
- - extension of a program to provide financial assistance to low-income customers in all 13 states; and
- - adoption and implementation of "shared transport" as currently offered by SBC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                            June 30, 1999


Note 2:  Proposed Merger with SBC Communications Inc. (cont'd.)

State regulatory approvals
- --------------------------

On April 8, 1999, the Public Utilities Commission of Ohio (PUCO) approved the Merger based on a settlement agreement between the PUCO staff, Ameritech, SBC, the Ohio Consumers' Counsel and certain consumer groups and new competitors of Ameritech in Ohio. The settlement, among other things, guarantees certain workforce levels in Ohio for two years, extends the Advantage Ohio price cap plan for basic residential phone rates, provides for certain discounts for resold local residential service and residential unbundled local loops to foster residential competition, sets various competitive and service quality benchmarks (and establishes monetary penalties if those benchmarks are not met), and provides financing for consumer education and community technology funds. A group of Merger opponents filed a motion for a rehearing with the PUCO, but the PUCO denied the motion on June 2, 1999.

On April 26, 1999, the hearing examiners of the Illinois Commerce Commission (ICC) issued a revised proposed order approving the Merger subject to certain conditions. However, upon review by the ICC, the commissioners had further questions. In response, Ameritech and SBC amended the joint application to provide additional information, and the record was reopened to consider it. Three days of additional hearings were held on July 13-15, 1999. Ameritech expects that the matter will be referred to the ICC in August for a decision. Under Illinois law, the ICC must render a decision in September 1999.

On May 5, 1999, the Indiana Utility Regulatory Commission (IURC) issued an order asserting that the Merger is subject to IURC approval under state law. Ameritech disagreed with the IURC's assertion of authority to approve the Merger and appealed to the Indiana Supreme Court this assertion of authority by the IURC. On July 30, 1999, the Indiana Supreme Court issued an opinion finding that the IURC did not have jurisdiction over the Merger and vacated the IURC's May 5th order.

The Public Utilities Commission of Nevada (PUCN) issued an order on July 29, 1999, requiring SBC to "show cause" why the PUCN does not have jurisdiction to approve the Merger.


Note 3:  Pay Phone Per Call Compensation

In February 1999, the FCC ruled on remand from the D.C. Circuit Court that the rate interexchange carriers are to pay us for their customers' "dial-around" access or toll-free calls originating on our pay phones be decreased from $0.284 per call to $0.24 per call commencing on the April 1999 effective date of the order. The FCC also directed that a reduced rate of $0.238 per call be applied retroactively for the period from October 7, 1997 through the effective date of the FCC order. Based on the February 1999 FCC ruling, which is under appeal, in the first quarter of 1999 our pay phone revenues were reduced by approximately $5.6 million to reflect the impact of all of these retroactive reductions.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                            June 30, 1999


Note 4:  Segment Information

Ohio Bell is a wholly owned subsidiary of Ameritech Corporation. Ameritech has organized its operations using customer-focused business units. Ameritech's management reviews operating results and allocates resources based on this structure. These business units aggregate to three reportable segments for Ameritech as a consolidated entity: communications; information and entertainment; and international. The operations of Ohio Bell are included in the results of several business units, and accordingly, Ohio Bell is not managed as a separate entity. However, all of the business units that include the results of Ohio Bell are reflected in Ameritech's communications segment. Ohio Bell therefore has operations in only one reportable segment: communications. We derive revenues from local service, network access, long-distance service and other miscellaneous products and services. Revenues derived from each of these services are shown in separate captions on the income statements on page 1.


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

Since the implementation of the SOP on January 1, 1999, Ameritech and all of its subsidiaries decreased operating expenses in the first six months of 1999 by $61.0 million, including $1.6 million for Ohio Bell. Ameritech currently anticipates an annual net operating expense reduction of $200 million for all of 1999. We have historically expensed most computer software costs as incurred and will be required to continue to expense all Year 2000 modification costs as incurred. We are amortizing most capitalized software over five years.

            Item 2 - Management's Discussion and Analysis
                      of Results of Operations

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1999 as compared with the first six months of 1998.

RESULTS OF OPERATIONS
- ---------------------
Revenues
- --------

Our revenues in the first six months of 1999 were $1,224.3 million and were $1,184.1 million for the same period in 1998, an increase of $40.2 million. Growth in sales of call management services and access lines, as well as increases in switched minutes of use resulting from higher network usage volumes were the primary reasons for the increase. Net rate reductions, resulting primarily from annual access charge reductions, partially offset these increases.

- ---------------------------------------------------------------------
Local service
- -------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $  715.9   $  700.3    $  15.6      2.2

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges, certain data services and most public phone revenues. Local service revenues increased for the six months ended June 30, 1999 due largely to increased sales of call management services and additional lines, resulting from the proliferation of fax machines, Internet usage and computer connections. Access line growth of 1.7% over the prior year period also contributed to the increase. These increases were partially offset by the annual rate reductions under the Advantage Ohio price regulation plan.

There were 4,127,000 access lines in service as of June 30, 1999 compared with 4,056,000 as of June 30, 1998.

- ---------------------------------------------------------------------
Network access
- --------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
- ----------
Six Months Ended             $  292.6   $  263.9    $  28.7     10.9

Intrastate
- ----------
Six Months Ended             $   54.8   $   54.9    $  (0.1)    (0.2)

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
- ------------------------

Interstate network access revenues increased for the six months ended June 30, 1999 due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers, and greater demand for dedicated services by Internet service providers and other high-capacity users. Rate reductions, resulting primarily from the FCC annual access charge filing effective July 1, 1998, partially offset the increase. These rate reductions were partially offset by increased end user fees resulting from the number portability surcharge effective February 1, 1999. Interstate minutes of use for the six months ended June 30, 1999 increased by 4.0% over the same period last year.

Intrastate network access revenues decreased for the six months ended June 30, 1999 due primarily to rate decreases implemented on July 1, 1998 with the FCC annual access filing reductions. Volume increases, resulting from higher network usage, substantially offset this decrease. Intrastate minutes of use for the six months ended June 30, 1999 increased 7.4% over the same period last year.

- ---------------------------------------------------------------------
Long-distance service
- ---------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $   64.2   $   64.3    $  (0.1)    (0.2)

Long-distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). Long-distance service revenues remained relatively constant in the first six months of 1999 as compared with the first six months of 1998. We implemented Dial 1 + capability in February 1999.

- ---------------------------------------------------------------------
Other
- -----
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $   96.8   $  100.7    $  (3.9)    (3.9)

Other revenues include revenues derived from the sale of white page directory listings, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues decreased for the six months ended June 30, 1999 due primarily to a $5.6 million revenue reduction resulting from a FCC ruling which lowered the pay phone per call compensation we receive from other communications companies, as well as the on-going impact of these lower rates. (See Note 3). Other revenues also decreased due to a decrease in equipment sales, partially offset by increases in revenues from inside wire installation and maintenance and voice mail, as well as an increase in rent revenues.

- ---------------------------------------------------------------------
Operating expenses
- ------------------

Total operating expenses for the six months ended June 30, 1999 increased by $52.9 million or 5.8% to $969.0 million. Higher employee-related expense, depreciation, and amortization and other operating expenses resulted in most of this increase, as discussed below.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Employee-related expenses
- -------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $  225.6   $  222.3    $   3.3      1.5

Employee-related expenses increased for the six months ended June 30, 1999 primarily due to increases in wage rates reflecting a new union agreement effective in mid-1998, as well as an increase in benefits. These increases were partially offset by the effect of lower average force levels compared with the prior year period, as well as decreased overtime costs.

We employed 7,588 employees as of June 30, 1999, compared with 8,248 as of June 30, 1998.

- ---------------------------------------------------------------------
Depreciation and
  amortization
- ------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $  226.9   $  207.6    $  19.3      9.3

Depreciation and amortization expense increased for the six months ended June 30, 1999 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increases, as we used shorter depreciable lives for newer technologies.

- ---------------------------------------------------------------------
Other operating expenses
- ------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $  422.7   $  389.1    $  33.6      8.6

Other operating expenses increased for the six months ended June 30, 1999 due largely to higher access charge expenses resulting from state commission rulings regarding calls to the Internet. These rulings (which we are contesting) require local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers (ISPs) who, in turn, are customers of competing local exchange carriers. Increased contract services related to systems programming and network support also contributed to the increase, as well as an increase in bad debt expense reflecting increased collection efforts. A decrease in advertising expense due to the timing of promotions and marketing efforts partially offset this increase as well as a decrease in affiliated services expenses. Effective January 1, 1999, we adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which required the capitalization of $1.6 million in software costs that previously would have been expensed. (See Note
5).

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Taxes other than income taxes
- -----------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $   93.8   $   97.1    $  (3.3)    (3.4)

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not related to earnings. Taxes other than income taxes decreased for the six months ended June 30, 1999 due primarily to lower property tax assessments and rates and favorable results from property tax reforms, as well as a decrease in gross receipts taxes as a result of lower revenues subject to the tax.

- ---------------------------------------------------------------------
Other income and expenses
- -------------------------
Interest expense
- ----------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $   30.4   $   31.4    $  (1.0)    (3.2)

Interest expense decreased for the six months ended June 30, 1999 due primarily to lower average long-term debt balances, resulting from the redemption of $355 million of long-term debt in December 1998. This decrease was partially offset by increased interest on short-term debt, reflecting higher average short-term debt balances following the long-term debt redemption.

- ---------------------------------------------------------------------
Other income, net
- -----------------
                                                     Change
                                     June 30         Income   Percent
                                  ------------
(dollars in millions)            1999      1998    (Expense)   Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $    1.9   $    5.1    $  (3.2)   (62.7)

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. Other income decreased for the six months ended June 30, 1999 due primarily to the gain realized from the sale of our interest in the Champaign Telephone Company in January 1998. Decreased equity earnings from Ameritech Services, Inc. (ASI) also contributed to the decrease, which was partially offset by decreases in other miscellaneous nonoperating expenses.

- ---------------------------------------------------------------------
Income taxes
- ------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------
Six Months Ended             $   84.4   $   91.4    $  (7.0)    (7.7)

Income taxes decreased for the six months ended June 30, 1999 due primarily to the decrease in pretax earnings discussed above.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters
- -------------

Regulatory Considerations
- -------------------------

The Telecommunications Act of 1996

In general, the Telecommunications Act of 1996 (the 1996 Act) includes provisions designed to open local exchange markets to competition and to afford the regional holding companies (RHCs) and their affiliates the competitive opportunity to provide interLATA (long-distance) services. Under the 1996 Act, the RHCs ability to provide in-region long-distance services is dependent upon their satisfaction of, among other conditions, a 14-point "competitive checklist" of specific requirements for opening the local market to competition.

Local Interconnection and Unbundled Access

In January 1999, the U.S. Supreme Court issued its opinion on various cross-appeals of the 1997 decision of the U.S. Circuit Court of Appeals for the Eighth Circuit (the Eighth Circuit Court) relating to the FCC's 1996 order on the local interconnection provisions of the 1996 Act (the Interconnection Order).

The Supreme Court reversed portions of the Eighth Circuit Court's earlier decision that had vacated several provisions of the Interconnection Order. The Court decided that the FCC has rulemaking authority to implement the local competition provisions of the 1996 Act, including pricing methodology. This overturned the Eighth Circuit Court's ruling that the states were vested with exclusive jurisdiction over the pricing for local interconnection, unbundled network elements and local service resale provided by incumbent local exchange carriers (ILECs) to competitive local exchange carriers (CLECs). The Supreme Court also reinstated the FCC's "pick and choose" rules allowing CLECs to select among individual provisions from other existing interconnection agreements or in future arbitrations.

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


Regulatory Considerations (cont'd.)
- -----------------------------------

Local Interconnection and Unbundled Access (cont'd.)

Court, and will be addressed by the Eighth Circuit Court on remand. On June 10, 1999, the Eighth Circuit Court issued a briefing schedule for the open issues on remand and we filed our opening brief on July 16, 1999. The case is set for oral argument on September 17, 1999. Pending judicial resolution of the appropriate pricing methodologies and a determination by the FCC of which unbundled network elements must be made available, we expect to continue to negotiate and enter into interconnection agreements and pursue, through appropriate state or federal proceedings, timely recovery of our costs.

On June 1, 1999, the U.S. Supreme Court vacated and remanded a separate 1998 Eighth Circuit Court decision regarding shared transport. In that earlier decision, the Eighth Circuit Court had upheld the FCC's determination that "shared transport," which would include access to all of an ILEC's transport facilities, is a network element that should be made available to competitors on an unbundled basis.

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

Reciprocal Compensation

A number of CLECs are engaged in regulatory and judicial proceedings with various ILECs, including Ohio Bell and the remaining four Ameritech landline communications subsidiaries, with respect to the payment of reciprocal compensation to the CLECs for calls originating on the ILECs' networks for dial-up connections to access the Internet via Internet service providers (ISPs) served by the CLECs' networks. The CLECs have asserted that reciprocal compensation for such calls is provided for by interconnection agreements between the CLECs and the ILECs. Together with other ILECs, we have maintained that we are not required to make such reciprocal compensation payments pursuant to those agreements because such traffic is interstate access service, not local.

On February 26, 1999, the FCC ruled that a substantial portion of Internet traffic is interstate, and therefore, under federal law, it is not subject to reciprocal compensation obligations. As a result, the FCC issued a notice of proposed rulemaking to develop a federal inter-carrier compensation rule for Internet traffic. In the interim, the FCC concluded that state commissions may determine in both arbitrations and disputes under existing interconnection agreements whether reciprocal compensation should be paid for this traffic.

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Regulatory Considerations (cont'd.)
- -----------------------------------

Reciprocal Compensation (cont'd.)

In finding that dial-up calls to ISPs are largely interstate, the FCC concluded that dial-up traffic to the Internet does not terminate at the ISP's local server, but continues to the ultimate Internet Web site, which is often in another state. This echoed an earlier FCC opinion and order in response to a federal tariff application for a high-speed dedicated Internet connection. The FCC noted, however, that carriers remain bound by their existing interconnection agreements, and thus may be subject to reciprocal compensation obligations to the extent provided by such interconnection agreements.

We believe that this FCC ruling confirms our view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not payable in connection with dial-up access to the Internet via ISPs. On June 18, 1999, however, the U.S. Court of Appeals for the Seventh Circuit issued an opinion affirming an order of the ICC directing Ameritech's landline communications subsidiary in Illinois to pay reciprocal compensation on this traffic under existing interconnection agreements. The Seventh Circuit reviewed only the issue of whether the ICC's determination - that the parties intended under their interconnection agreements that calls to ISPs would be subject to reciprocal compensation - violated federal law. The Seventh Circuit declined to review any contract issues and concluded that the ICC's determination did not violate federal law since it was expressly permitted under the FCC's ruling discussed above. Ameritech has sought rehearing of this Seventh Circuit Court decision and will continue to pursue judicial appeals of other contrary state commission determinations.

Other appeals by Ameritech's landline communications subsidiaries of adverse decisions are currently pending before the U.S. District Courts in Michigan, Indiana and Ohio. The U.S. District Court in Wisconsin recently dismissed an appeal by Ameritech's Wisconsin landline communications subsidiary, without reaching the merits of the case. Ameritech intends to appeal that dismissal.

We continue to believe that reciprocal compensation is not required in these circumstances under the February 1999 FCC order. However, there can be no assurance as to the ultimate judicial or regulatory outcome or that the Ameritech landline communications subsidiaries, including Ohio Bell, will not be required to continue to make such reciprocal compensation payments under existing interconnection agreements or in future arbitrations. Currently, all of the Ameritech landline communications subsidiaries, including Ohio Bell, are making reciprocal compensation payments (or arranging for future true-up payments), under protest, pursuant to existing interconnection agreements with CLECs providing services to ISPs.

Universal Service, Access Charge Reform and Price Caps

In May 1997, the FCC issued three closely related orders that established rules to implement the universal service provisions of the 1996 Act (the Universal Service Order) and to revise both interstate access charge pricing (the Access Reform Order) and the price cap plan for ILECs (the Price Cap Order).

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Regulatory Considerations (cont'd.)
- -----------------------------------

Universal Service, Access Charge Reform and Price Caps (cont'd.)

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

In addition to the changes introduced in connection with the Access Reform Order, we have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed with the Illinois, Michigan and Wisconsin state commissions seeking lower access charges. The state commissions in Illinois (the Illinois Commerce Commission) and Michigan (the Michigan Public Service Commission or MPSC), in response to such filings, have ordered Ameritech to split the intrastate primary interexchange carrier charge (PICC) into two separate per-line components, with one-half of the total charge payable by the intraLATA toll carrier and the other half by the interLATA toll carrier. A similar split of the intrastate PICC was ordered by the Indiana Utility Regulatory Commission in its ongoing investigation of universal service and access reform. Accordingly, the revenues these subsidiaries receive from this charge will decrease to the extent that Ameritech is the intraLATA toll carrier. In addition, the MPSC required that these changes be made retroactive to January 1, 1998, when the initial tariffs for this charge were filed. Ameritech has appealed the MPSC's order.

Price Caps Our interstate access services are subject to price cap regulation, which limits prices rather than profits. The Price Cap Order effectively reduced access charges by increasing the price cap productivity offset factor to 6.5% from the previous 5.3% and by applying this factor uniformly to all access providers. The order also required ILECs subject to price cap regulation to set their 1997 price cap index assuming that the 6.5% factor had been in effect since July 1996. Certain parties sought judicial review of the Price Cap Order. The D.C. Circuit Court issued a decision remanding the case to the FCC to explain the productivity offset factor.

We currently cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

Number Portability

On May 5, 1998, the FCC entered an order to allow telecommunications carriers, such as Ohio Bell, to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We are completing implementation of long-term number portability in compliance with an FCC-mandated schedule. Our number portability surcharge became effective February 1, 1999, subject to a designation order, which was released on July 16, 1999, and required a reduced surcharge from $0.41 to $0.28 per line and appropriate refunds, which were accrued in the second quarter of 1999.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Regulatory Considerations (cont'd.)
- -----------------------------------

Advantage Ohio

We are subject to regulation by the PUCO with respect to certain intrastate rates and services. In January 1995, we implemented the Advantage Ohio price regulation plan, following approval by the PUCO. Under the plan, overall rate changes are subject to price caps. During the first year of the plan, rates for all services were frozen. For the remaining five years of the plan, rates for basic access lines and usage were capped. The plan provides for the ability to flexibly price competitive and discretionary services. A series of annual rate reductions totaling $84 million are phasing in over a six-year period including reductions in the rates for residential local usage and access lines, reductions in carrier access charges and the de-averaging of access line rates. We have committed to meeting certain benchmarks for the deployment of advanced technology to schools, hospitals and libraries, funding of community computer centers, a discounted Lifeline telephone service for low-income customers and $21 million in grants for new technology in public schools and for economic development. As part of the Merger settlement approval by the PUCO, rates for basic residential service will be capped for an additional year, until January 2002.

Pursuant to an order of the PUCO, Ohio Bell implemented Dial 1 + capability in all of its exchanges effective February 8, 1999.

Long-distance Services
- ----------------------

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

FCC rules require that interLATA long-distance service be offered by Ameritech's long-distance subsidiary, Ameritech Communications Inc., which is certified to provide long-distance service in states outside the Ameritech five-state region. Accordingly, Ameritech's entry into this market will not generate long-distance revenues for Ohio Bell.

Evolution of the Industry
- -------------------------

Growing customer need for new services, new technologies, regulatory reform and corporate alliances are accelerating the pace of change and creating intense competition in the communications industry. We believe that more competition in our industry is inevitable.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Evolution of the Industry (cont'd.)
- -----------------------------------

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

Year 2000 Readiness Disclosure
- ------------------------------

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

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among our business units and the phases often are conducted in parallel, as of June 30, 1999, we believe that the inventory and assessment phases are complete and the remediation, testing and deployment phases are substantially complete.

As of June 30, 1999, nearly all of the network elements requiring corrective activity, including all of the core network switches and other network components that we regard as mission-critical, have been made Year 2000 ready and deployed back into production. As of June 30, 1999, all of Ameritech's identified IT applications, including those determined to be mission-critical, have been remediated. A substantial majority of these corrected applications have completed certification testing and been deployed back into production. Ameritech has also made substantial progress in Year 2000 readiness preparations for its remaining infrastructure components (buildings and physical facilities, internal voice telephone systems, and desktop PCs), and these efforts are expected to be completed during the third quarter of 1999. Final integration testing for certain critical systems and processes is scheduled to be completed by the end of the third quarter of 1999.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
- ----------------------------------------

With the majority of our various systems remediated, tested and deployed back into production, Ameritech believes we are well positioned to complete the remediation and deployment of our remaining systems, any additional testing that may be necessary, and the development of our business contingency and continuity plans in advance of the Year 2000 transition. However, our ability to meet that goal remains dependent upon a variety of factors, including the timely provision of necessary upgrades and modifications by our suppliers and contractors. In some instances, upgrades or modifications are not expected to be available until late 1999.

Ameritech has sought Year 2000 readiness information from various third-party suppliers on whom we depend for certain products or essential services (such as electric utilities, interexchange carriers, etc.), but, in most instances, Ameritech has no method of compelling such disclosure, of assessing the accuracy of information they may provide or of ensuring that these suppliers will convert their critical systems and processes in a timely manner. Ameritech is developing business contingency and continuity plans (see discussion below), and is continuing to work with the key suppliers as part of a supplier compliance program to seek to minimize such risks.

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

Ameritech currently estimates that it and all of its subsidiaries combined, including Ohio Bell, will incur expenses of approximately $230 million through 2001 in connection with our anticipated Year 2000 efforts, of which approximately $150 million had been incurred through June 30, 1999. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. Ameritech also expects to incur certain capital improvement costs (totaling approximately $14 million) to support this project. Such capital costs (approximately $12 million as of June 30, 1999) are being incurred sooner than originally planned but, for the most part, would have been required in the normal course of business.

As with other communications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 program in one or more of our mission-critical network elements or IT applications could cause a significant disruption of or interruption in certain of our normal business functions. Based on Ameritech's assessments and work to date, Ameritech believes that any such material disruption to our operations due to failure of an internal system is unlikely. However, due to the uncertainty inherent in Year 2000 issues generally and those that are beyond our control in particular (e.g., the final Year 2000 readiness of our suppliers, customers, electric, gas and other public utilities and interconnecting carriers), there can be no assurance that one or more such failures would not have a material impact on our results of operations, liquidity or financial condition.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
- ----------------------------------------

As part of our Year 2000 initiative, Ameritech is evaluating scenarios that may occur as a result of the century change and is continuing to develop contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of contingency and continuity plans tailored to meet Year 2000-related challenges. This work is being performed through centrally managed, companywide teams organized by critical business functions (including ordering, provisioning, maintenance, billing and power). Ameritech's contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

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

New Accounting Pronouncements
- -----------------------------

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

FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and is to be adopted as of the beginning of the fiscal year. At the time of adoption, all derivative instruments are to be measured at fair value and recorded on the balance sheet. Any differences between fair value and carrying amount at that time will be recorded as a cumulative effect of a change in accounting principle, in either net income or other comprehensive income, as appropriate. Adoption of this statement may or

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


New Accounting Pronouncements (cont'd.)
- ---------------------------------------

FAS 133 (cont'd.)

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

Audit Report on Continuing Property Records
- -------------------------------------------

On March 12, 1999, the FCC released the results of a staff-level audit of the property records of certain central office equipment maintained by Ameritech's landline communications subsidiaries, including Ohio Bell, and the other RHCs. Based solely on a physical verification audit using statistical sampling techniques, this report alleged an overstatement, and consequently recommended a write-off, of approximately $567 million of Ameritech's central office equipment; however no allocation of the write-off among Ameritech's five landline communications subsidiaries was reflected in the audit. In releasing this audit report, the FCC stated that it did not pass judgment on its accuracy or the reasonableness of its conclusions or recommendations.

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

The FCC is currently seeking additional public comments on issues raised by the audit results.

Private Securities Litigation Reform Act Safe Harbor Statement
- --------------------------------------------------------------

Some of the information presented in, or in connection with this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- - Changes in economic and market conditions that impact the demand for our products and services;
- - The effects of vigorous competition in the local exchange, intraLATA toll or data markets;
- - Federal regulatory developments that impact the telecommunications industry and pending regulatory issues under state jurisdiction;

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Private Securities Litigation Reform Act Safe Harbor Statement
(cont'd.)
- ---------------------------------------------------------------------
- ---
- - Potential additional costs to comply with the regulatory requirements of entry into the interLATA long-distance market;
- - The effects of growing demand for wireless technology which may reduce or replace landline services provided by Ohio Bell;
- - The timing of, and potential regulatory or other considerations relating to, the consummation of Ameritech's proposed Merger with SBC;
- - The impact of new technologies and the potential effect of delays in development or deployment of such technologies; and,
- -  The potential impact of issues related to Year 2000 compliance.

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

                     PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          We did not file a Form 8-K during the quarter ended June
          30, 1999.

                             SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                           THE OHIO BELL TELEPHONE COMPANY
                                           ------------------------------
                                                  (Registrant)


  Date:  August 2, 1999                  /s/ Ronald G. Pippin
                                          ----------------------
                                          Ronald G. Pippin
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

GLOSSARY

Access charges -
- ---------------
fees that local phone companies charge to long-distance carriers for the handling of long-distance calls on our local network.

Access line -
- ------------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

ADSL (Asymmetric Digital Subscriber Line) -
- ------------------------------------------
a technology that uses the existing copper phone wiring serving virtually all homes and businesses to provide customers network access to the Internet and other popular multimedia and data services at speeds 50 times faster than an ordinary phone line.

Advanced data services -
- ----------------------
services that use advanced technology to allow faster network access to the Internet and other multimedia and data services.

Call management services -
- -------------------------
software-based services that add value and convenience for phone customers, such as call waiting, call forwarding and Caller ID. These services are sold to customers individually or in "packages."

Customer premises equipment (CPE) -
- ----------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Dial 1 + -
- ---------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
- --------
an alternative to traditional analog communications, digital systems transport information in computer code for improved clarity and quality.

Federal Communications Commission (FCC) -
- ----------------------------------------
the federal agency responsible for regulating the interstate aspects of telecommunications activities.

Financial Accounting Standards Board (FASB) -
- --------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by U.S. business enterprises.

Gross receipts taxes -
- ---------------------
state and local taxes based upon the gross operating revenues earned in a particular jurisdiction. These taxes may be imposed on general businesses or public utilities in lieu of other taxes.

Interconnection -
- ----------------
allowing a competitive local service provider to use the local phone company's network, or elements of the network, to provide local phone service to its customers.

Interexchange carriers (IXCs) -
- ------------------------------
those companies primarily involved in providing long-distance voice and data transmission services, such as AT&T, MCI WorldCom and Sprint.

Internet -
- ---------
the global web of networks that connects computers around the world, providing rapid access to information from multiple sources.

Internet service providers (ISPs) -
- ----------------------------------
those companies providing access to the Internet and other computer-based information networks.

Intrastate revenues -
- --------------------
that portion of revenues regulated by state rather than federal authorities.

GLOSSARY (cont'd.)

Landline communications subsidiaries -
- -----------------------------------
the subsidiaries of Ameritech engaged primarily in providing local phone service and network access in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

Local access and transport area (LATA) -
- ---------------------------------------
the boundary within which a local telephone company may provide phone service. It is usually centered around a city or other identifiable community of interest.

Local exchange carriers (LECs) -
- -------------------------------
those companies primarily involved in providing local phone service and access to the local phone network, including Ameritech's landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Operations support systems (OSS) -
- ---------------------------------
the databases and information used to support the provision of telephone service to end users.

Price caps -
- -----------
a form of regulation that sets maximum limits on the prices that LECs can charge for access services instead of limits on rate of return or profits.

Productivity factor -
- --------------------
a portion of the interstate price cap formula that requires LECs to reduce the price cap based on an assumed increase in productivity.

Regional holding companies (RHCs) -
- -----------------------------------
the seven regional holding companies formed in connection with the court-approved divestiture, effective January 1, 1984, of certain assets of AT&T Corp. With the 1997 mergers of Pacific Telesis Group into SBC Communications Inc. and NYNEX Corporation into Bell Atlantic Corporation, five regional holding companies, including Ameritech, remain.

Securities and Exchange Commission (SEC) -
- -----------------------------------------
the federal agency that regulates the issuance and trading of public debt and equity securities in the United States and monitors compliance with these regulations.

Switched Minutes of Use -
- -----------------------
the measure of time used to bill long-distance companies for access to the local phone network on a usage-sensitive basis.

Unbundled network element -
- -------------------------
any feature, function or capability used in the provision of telecommunications service that is made available by local exchange carriers to other telecommunications providers separate from other network elements and for a separate fee.

Universal service -
- ------------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices. Funding typically comes from urban telecommunication operators.

Voice-grade equivalent line -
- ----------------------------
a channel or other portion of a high capacity access line that can be used to transmit voice or data traffic. For example, one DS1 circuit is capable of handling 24 voice-grade and/or data lines.

Voice mail -
- ------------
a service that automatically answers calls, records messages and distributes them.